Form 10-K
period 1996-11-02
DOMINICKS SUPERMARKETS INC
filed 1997-01-31
CIK 943563

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ------------



                                   FORM 10-K


                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                 ------------

For Fiscal Year Ended                                    Commission File Number
  November 2, 1996                                             1-12353



                         DOMINICK'S SUPERMARKETS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



       DELAWARE                                                 94-3220603
(State or  other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)




          505 Railroad Avenue                                     60164
           Northlake, Illinois                                  (Zip code)
(Address of principal executive offices)



                                 (708) 562-1000
              (Registrant's telephone number, including area code)


                       Securities registered pursuant to
                           Section 12(b) of the Act:


   Title of each class:             Name of each exchange on which registered:
Common stock, $.01 par value                      New York Stock Exchange
                                                   Chicago Stock Exchange


                       Securities registered pursuant to
                        Section 12(g) of the Act:  None



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No     .
                                                    -----      ----
     Aggregate market value of voting stock held by non-affiliates of the registrant, 9,382,154 common shares, based on the $21.75 closing sales price on January 24, 1997 was 204,061,850.

     At January 24, 1997 there were 16,080,074 shares of Common Stock outstanding.

                 List of Documents Incorporated by Reference.

Part III of this Form 10-K incorporates by reference information from the registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION

     Dominick's Supermarkets, Inc. (together with its subsidiaries, the "Company") is the second largest supermarket operator in the greater Chicago metropolitan area with 100 stores. Through its 71 years of operation, the Company has developed a valuable and strategically located store base, strong name recognition, customer loyalty and a reputation as a quality and service leader among Chicago-area supermarket chains. The Company operates 83 full-service supermarkets under the Dominick's(R) name, including 22 Fresh Stores, and 17 price impact supermarkets under the Omni name. The Company is the only Chicago-area supermarket chain to operate both full-service and price impact formats, which allows it to serve a broader customer base and to tailor its stores to the demographic characteristics of individual store locations. The Company has a well-maintained and modern store base, with approximately 75% of its stores new or remodeled since 1989. While the Company's total number of stores has remained relatively constant since 1989, the Company's average selling square feet per store has increased by approximately 27%. The Company also owns and operates two primary distribution facilities totaling approximately 1.4 million square feet, a satellite facility of approximately 285,000 square feet and a dairy processing plant. In addition, the Company's management team has proven experience in successfully developing and operating both full-service and price impact supermarkets. The Company believes these factors have helped it to increase its market share among Chicago-area supermarkets from 19.0% in 1989 to 25.4% in 1995.

     The Company was incorporated in Delaware in January 1995 and its principal executive offices are located at 505 Railroad Avenue, Northlake, Illinois 60164, telephone (708) 562-1000.

ACQUISITION

     The Company acquired Dominick's Finer Foods, Inc. ("Dominick's") on March 22, 1995 for total consideration of approximately $693 million, excluding fees and expenses of approximately $41 million (the "Acquisition"). The Company effected the Acquisition by acquiring 100% of the capital stock of Dominick's parent, DFF Supermarkets, Inc. ("DFF"), for $346.6 million in cash and $40 million of the Company's 15% Redeemable Exchangeable Cumulative Preferred Stock ("Redeemable Preferred Stock"). DFF was subsequently merged into Dominick's. In addition, the Company repaid $34.3 million of secured promissory notes issued by Dominick's prior to the Acquisition to discharge all obligations under its stock appreciation rights ("SARs") plan and to repurchase shares of Dominick's restricted stock held by certain management employees. In connection with the Acquisition, the Company refinanced $135.7 million of Dominick's existing indebtedness, assumed $124.5 million of existing capital leases and other indebtedness and paid $11.8 million of employment termination, seller advisory and other seller fees and expenses. For purposes of financial presentation, the Predecessor Company refers to Dominick's prior to the Acquisition.

STORE FORMATS

     DOMINICK'S. The Company's Dominick's format stores are full-service supermarkets that emphasize quality, freshness and service. The Company classifies its Dominick's stores into three categories:

          Conventional Supermarkets. Dominick's 23 conventional supermarkets are typically located in higher density population areas, average approximately 43,100 square feet in size (including approximately 28,900 square feet of selling space) and offer approximately 35,000 SKUs. All of the Company's conventional supermarkets include a variety of service departments typically found in full-service supermarkets such as delicatessen, bakery, meat and seafood departments and a limited selection of health and beauty care products. In addition, many stores also offer salad bars, prepared foods, floral departments, film processing and liquor. In fiscal 1991, the Company began to rationalize its base of 53 conventional supermarkets. Since then, in addition to the Fresh Store conversions, the Company closed certain under-performing conventional supermarkets. The Company's 23 remaining conventional supermarkets are stores which are primarily in locations where either replacement sites are not available or the demographics of the area do not justify a conversion to a different format.

          Combination Food and Drug Stores. Dominick's 38 combination food and drug stores average approximately 57,600 square feet (including approximately 40,300 square feet of selling space) and offer approximately 60,000 SKUs. The combination food and drug stores offer all products and services typically found in a conventional supermarket and, by virtue of their large size, include a full-service drug store complete with a pharmacy, a broader line of health and beauty care products and an expanded selection of seasonal merchandise.

          Fresh Stores. Dominick's 22 Fresh Stores are enhanced combination food and drug stores designed to create a European-style fresh market atmosphere and emphasize the store's visual appeal and quality merchandise perception. The Company's Fresh Stores feature significant upgrades in store design and fixtures in order to emphasize an expanded assortment of high quality fresh produce and other perishables, a large selection of restaurant-quality prepared foods for carry-out and in-store dining and a superior line of freshly baked goods and pastry items. Fresh Stores also typically offer expanded delicatessen, bakery, meat, seafood and floral departments and additional service departments such as a gourmet coffee cafe. The first Fresh Store was introduced in 1993 through the conversion of an existing conventional supermarket. A total of 14 stores have been converted to date, resulting in an average increase in customer counts, sales per square foot and store contribution margins for the converted stores over pre-conversion levels. Converted Fresh Stores average approximately 53,000 square feet in size (including approximately 39,300 square feet of selling space) while new Fresh Stores are expected to average approximately 70,000 square feet (including approximately 55,000 square feet of selling space). In addition to the

     14 converted stores, eight new Fresh Stores have been opened and more than 20 additional Fresh Stores are expected to be opened or converted by the end of fiscal 1998.

     OMNI. The Company's 17 Omni stores are high-volume, price impact combination food and drug stores emphasizing low prices and a broad selection of products while offering less extensive service departments than traditional full-service supermarkets. Omni stores average approximately 92,300 square feet (including approximately 65,300 square feet of selling space). The Omni format has enabled the Company to expand its overall share of the market, as it attracts the price-conscious shopper who typically would choose a price-oriented food store over a traditional full-service supermarket. Omni stores have an approximate 7.2% market share, giving Omni the third largest market share among Chicago-area supermarkets on a stand-alone basis.

     Introduced in 1987 as a response to the entrance of warehouse stores into the Chicago area, Omni stores offer modified everyday low prices and compete effectively with warehouse formats and other discount retailers in the Chicago area. The Company believes that Omni's prices are approximately 10% below those offered by traditional full-service supermarkets. Omni's marketing program emphasizes its low prices and reinforces its image with merchandising presentations such as a "Wall of Values" located near the entrance of the store which presents the customer with a selection of specially priced merchandise. To support its low prices, Omni is managed with a strict focus on cost control. This is achieved through labor efficiencies created by the implementation of time and cost saving measures such as presenting selected merchandise on pallets, offering a limited number of service departments and eliminating certain services such as bagging and customer pickup. The Omni stores also eliminate certain capital improvements such as more expensive in-store graphics and fixtures.

     All of the Omni stores include service departments in deli, bakery and seafood, in addition to self-service meat, produce, liquor, bulk foods and club merchandise departments and a pharmacy. Each Omni store also offers a large selection of high-turnover general merchandise items typically found in drug and discount stores, including seasonal items for holiday and back-to-school seasons. The expanded general merchandise selection is utilized to increase variety for higher customer draw. All Omni stores also include in-store banking. Unlike the Dominick's format, the Omni format does not offer salad bars, special promotions or extensive front-end services.

STORE DEVELOPMENT

     The Company's 71 years of operation in the Chicago area have allowed it to build its store locations selectively, and management believes that the Company's current locations include many prime store sites in developed urban and suburban areas which would be difficult to replicate. In addition to upgrading its store base through capital expenditures, the Company began to focus on rationalizing its conventional supermarket base in fiscal 1991. Between November 1990 and October 1995, 15 conventional supermarkets were closed. This store rationalization program also included an evaluation of the Company's perishable departments. In order to maximize the effectiveness of the remaining conventional supermarkets, the Company began to focus on upgrading their perishable departments and developing new prototypes to convey a stronger image of quality, selection and freshness to the customer. Capital investment was directed toward selectively adding improvements such as European-style bakeries and enhanced deli departments to existing Dominick's stores. These efforts led to the introduction of the Fresh Store concept at the beginning of fiscal 1994. In addition to its remodeling and store rationalization initiatives, the Company continued to build new stores on a selective basis. From the start of fiscal 1992 through the end of fiscal 1996 the Company opened ten combination food and drug stores and five Omni stores.

     The Company introduced its first Fresh Store in November 1993. To date, the Company has converted 14 stores to Fresh Stores at a total capital cost of approximately $72 million and has opened eight new Fresh Stores. The Fresh Store conversions were very extensive, as these stores required complete overhauls and expansion of selling space. The results of the Company's 14 conversions of existing stores to Fresh Stores have been highly favorable and have resulted in an average increase in annualized sales of approximately 27% compared to such stores prior to their conversion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following table sets forth additional information concerning changes in the Company's store base.

                                                  FISCAL YEAR
                                         ----------------------------

                                        1992  1993  1994  1995  1996
                                         ----  ----  ----  ----  ----

           TOTAL STORES:
           Beginning of period ........    98   101   101   101    97
            Opened ....................     5     1     1     0     8
            Closed ....................    (2)   (1)   (1)   (4)   (5)
                                         ----  ----  ----  ----  ----
           End of period ..............   101   101   101    97   100
                                         ====  ====  ====  ====  ====
           REMODELS AND CONVERSIONS:
            Major remodels ............     4     1     1     4     9
            Fresh Store conversions ...     0     0     6     8     0
           STORES BY FORMAT
           (END OF PERIOD):
           Dominick's:
            Conventional ..............    47    45    38    27    23
            Combination food and drug .    39    40    40    39    38
            Fresh Stores ..............     0     0     6    14    22
                                         ----  ----  ----  ----  ----
                          Subtotal ....    86    85    84    80    83
           Omni........................    15    16    17    17    17
                                         ----  ----  ----  ----  ----
                          Total .......   101   101   101    97   100
                                         ====  ====  ====  ====  ====


MARKET AREA

     Chicago is the nation's third largest metropolitan area, with a population of approximately 7.7 million people and approximately 2.8 million households. Chicago has a stable and diverse economic base which includes major manufacturing, transportation, finance and other business centers. The population base of Chicago is relatively young and affluent compared to the national average and compared with other leading population centers. In addition to its attractive demographics, the Chicago metropolitan area has had a relatively stable economic environment with more stable inflation and unemployment rates than many other major urban markets. According to the U.S. Bureau of the Census, the population of suburban Chicago, where nearly 80% of the Company's stores are located, has grown by approximately 12% since 1986. According to a report issued by the U.S. Department of Commerce, by the year 2005 the Chicago area is also expected to have a population of 8.3 million residents and the largest increase in jobs of all of the nation's major metropolitan areas. The Company believes that its existing market share and its plans to add new stores will allow it to benefit from the continuing growth of the Chicago area.

WAREHOUSING, DISTRIBUTION AND PURCHASING

     The Company currently owns and operates two primary distribution facilities with an aggregate of approximately 1.4 million square feet and a satellite facility of approximately 285,000 square feet for storage of forward buy inventory. Each store submits orders to the distribution facilities through a centralized processing system, and merchandise ordered from the warehouses is normally received at the stores the next day.

     The Company's primary warehouse facility is located in Northlake, Illinois and handles dry grocery, produce, dairy, delicatessen, meat and frozen foods. In addition, goods prepared at the on-site commissary are cross-docked for delivery to the stores. The Company's other primary distribution facility, a general merchandise facility located on the south side of Chicago approximately 15 miles from the Company's Northlake facility, handles health and beauty care products and other general merchandise. The Company also owns and operates Ludwig Dairy, a dairy processing plant in Dixon, Illinois (approximately 100 miles west of Chicago) that manufactures cultured dairy products and ice cream. A satellite facility also located in Northlake is currently used only for the storage of forward buy products and operates at less than 10% of capacity.

     The stores receive prepared foods, such as salads and cooked meats, from the Company's commissary. The commissary also distributes "Chef's Collection" products, which offer customers restaurant-quality, fully prepared entrees for carry-out. The commissary is operated as a profit center and charges individual stores for its services. Management believes that the Company is the only Chicago-area supermarket chain to operate its own commissary, which gives it certain competitive advantages, such as higher margins on prepared food, increased quality control and the ability to develop "signature items" not found in other supermarkets.

     Distribution is accomplished through a Company-operated fleet of tractors and trailers. Stores are located an average of 15 miles from the principal distribution center, with the furthest store located approximately 35 miles away. Management believes this close proximity of the stores to the distribution facilities results in lower distribution costs and enables the Company to maintain lower levels of inventory and achieve more efficient warehousing than would otherwise be possible.

     The Company has historically purchased merchandise from a large number of third party suppliers, none of which supplies a material portion of the Company's goods and services. The Company is a party to certain exclusivity contracts for the purchase of products from vendors. While these contracts have become common in the food retailing industry, the Company has not historically emphasized such contracts. The Company has begun to focus on such agreements more aggressively since the Acquisition and is also coordinating its purchasing efforts with other supermarket chains managed by The Yucaipa Companies ("Yucaipa"), a private investment group specializing in the acquisition and management of supermarket chains, in an effort to reduce its product costs. The Company also is pursuing forward buying and secondary sourcing opportunities. The Company actively participates in a Best Practices program with all other Yucaipa-managed supermarket chains that is intended to reduce costs and improve business processes. The Company believes that additional procurement savings may be realized in the future.

ADVERTISING AND PROMOTION

     The Company advertises primarily through direct mail circulars distributed every Thursday, in addition to Sunday newspaper and radio advertisements. Television advertising is employed around holidays and other seasonal events to reaffirm the Company's reputation for high-quality perishables.

     The Company's advertising and promotion strategy for its Dominick's stores stresses their quality, assortment of products, customer service and competitive prices. Since 1990, the Company has focused its Dominick's print media advertising on direct mail, which permits highly targeted marketing and supports the Company's store-specific merchandising goals. On average, the Company circulates approximately 11 different versions of its Dominick's circular each week, including two to three versions for stores which incorporate the Fresh Store concept. While all store departments share portions of the weekly circular, the Company tailors its advertisements to a particular store's trade area and store type. Management believes direct mail allows for distribution of the weekly advertising circular at a lower cost and provides more complete coverage than newspaper inserts. The Dominick's stores also utilize both television and radio advertising.

     The Company also employs point-of-sale couponing whereby the Company provides coupons which are printed with the customer's receipt upon purchase of certain selected items. Manufacturers pay the Company to print a coupon for one product when another product is purchased in order to promote complementary or substitute products. The Company's stores also utilize this type of targeted marketing to promote items of its choice and to obtain information about purchasing behavior. To better facilitate the Company's target marketing programs for its Dominick's stores, the Company has also developed the "Fresh Values" frequent shopper card program, introduced to its Dominick's stores in December 1996.

     The Company utilizes direct mail circulars as its primary form of advertising for the Omni stores. By distributing multiple versions of an advertisement, management believes the Omni stores have been successful in targeting multiple specific demographic zones from which customers for a particular store are drawn. Weekly circulars focus on Omni's everyday low prices and include a variety of weekly specials to draw customers into the store. The Company circulates approximately four different versions of the Omni circular each week. The Omni stores also utilize radio advertising.

PRIVATE LABEL PROGRAM

     The Company's private label program represented 12.5% of fiscal 1996 sales (excluding meats, service delicatessen and produce items), which is significantly below the national average. One component of management's operating strategy is to increase private label sales to a level closer to the national average, which management believes will have a favorable impact on future gross margins. Gross margins on private label goods are generally eight to ten percent higher than on national brands, while offering comparable quality at prices that are approximately 25% lower. Through its private label program, the Company currently offers approximately 1,750 private label items at Dominick's stores and approximately 800 private label items at Omni stores. Commencing in fiscal 1997, the Company will offer the "Private Selection" label as the premium private label at Dominick's stores. The "Private Selection" label is owned and licensed by Ralphs Grocery Company, a Yucaipa-managed supermarket chain. The Company procures grocery, deli, meat and health and beauty private label products through Topco Associates, Inc. ("Topco"), a large, national food buying cooperative. In addition to its "Dominick's" and "Omni" brand names, the Company features Topco-branded products under the "Valutime" brand name at its Dominick's stores, under the "Kingston" and "Mega" brand names at its Omni stores and under the "Top Care" brand name at all of its stores.

MANAGEMENT INFORMATION AND TRAINING SYSTEMS

     In 1989, the Company began modernizing its management information systems by adopting a "multi-platform" strategy. This entailed upgrading or moving certain applications from the mainframe to a mid-range or a micro format. The upgrade of the Company's financial software is substantially complete, while the upgrade of purchasing software is expected to be completed in approximately one year. The Company has also initiated an upgrade of its warehousing system and plans to install radio frequency technology, which will enhance warehouse space utilization, manpower planning and store service levels. At the store level, all point-of-sale equipment has been upgraded in the past three years at a cost in excess of $4 million. Pharmacy terminals that keep detailed patient records and handle third party billing adjudication have been installed and direct store delivery receiving and time-and-attendance systems have been largely implemented at the store level. In addition, new PC-based store-level training systems have been configured in the Company's stores.

COMPETITION

     The supermarket industry is highly competitive and characterized by narrow profit margins. Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. The Company's competitors include national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, warehouse club stores, deep discount drug stores and supercenters. The Company regularly monitors its competitors' prices and adjusts its prices and marketing strategy as management deems appropriate in light of existing conditions.

     In 1995, the Company had a market share of approximately 25.4% among Chicago-area supermarkets, compared to Jewel Food Stores, a subsidiary of American Stores, Inc., which had a market share of approximately 35.6%. The majority of the Company's other supermarket competitors are regional supermarket chains or small independent operators, none of which has greater than a 5% market share. Through its efforts to establish the Omni format and upgrade its Dominick's format stores, the Company has increased its market share from approximately 19.0% in 1989 to approximately 25.4% in 1995. A combination of the strength of Dominick's franchise in the region and the expansion and successful format differentiation of Omni has helped the Company increase its market share despite the fact that a substantial number of competitive store openings occurred in the Chicago metropolitan area between 1989 and 1995.

     Beginning in the late 1980's and peaking in the early 1990's, a number of non-traditional competitors opened locations in the Chicago metropolitan area. These competitors introduced a number of new formats to the Chicago consumer, including warehouse club stores, mass merchants and supercenters. Though the Company has traditionally competed primarily with other supermarket chains, the Company's business strategy has been to compete with these new entrants through the introduction of its Omni format and continued growth of the Dominick's combination food and drug stores.

EMPLOYEES AND LABOR RELATIONS

     As of November 2, 1996, the Company employed 17,982 people, of whom approximately 27% were full-time and 73% were part-time. The following table sets forth additional information concerning the Company's employees.


                                   UNION  NON-UNION   TOTAL
                                  ------  ---------  ------

                    Salaried ...     137        855     992
                    Hourly:
                    Full-time ..   3,324        529   3,853
                    Part-time ..  12,961        176  13,137
                                  ------  ---------  ------
                    Total ......  16,422      1,560  17,982
                                  ======  =========  ======


     Substantially all of the Company's store employees are unionized. Employees covered by union contracts are represented by six major unions: (i) United Food and Commercial Workers Union ("UFCW"), (ii) UFCW Union, Meat Division, (iii) International Brotherhood of Teamsters, (iv) International Brotherhood of Electrical Workers, (v) Automobile Mechanics Union (International Association of Machinists and Aerospace Workers) and (vi) Chicago and Northeast Illinois District Council of Carpenters.

     The Company's contract with the Dominick's meatcutters (covering approximately 2,300 employees) expires in July 1997.

     The Company has never experienced a work stoppage and considers its relations with its employees to be good. Pursuant to their collective bargaining agreements, Dominick's contributes to various union-sponsored, multi-employer pension plans.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

     The Company uses a variety of trade names, service marks and trademarks. The Company believes that its more significant trade names, service marks and trademarks include "Dominick's," "Dominick's Finer Foods," "Omni Superstores," "Fresh Values" and "Omni."

GOVERNMENT REGULATION

     The Company is subject to regulation by a variety of governmental agencies, including but not limited to, the U.S. Food & Drug Administration, the U.S. Department of Agriculture, the Illinois Department of Alcoholic Beverage Control, the Illinois Department of Agriculture, the Illinois Department of Professional Regulation and state and local health departments and other agencies. At present, local regulations prevent the Company from selling liquor, or certain types of liquor, at certain of its stores.

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local environmental laws that
(i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up certain damages resulting from sites of past spills, disposals or other releases of hazardous materials. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws. From time to time, operations of the Company have resulted, or may result, in noncompliance with or liability for cleanup pursuant to environmental laws. However, the Company believes that any such noncompliance or liability under current environmental laws would not have a material adverse effect on its results of operations and financial condition. The Company has not incurred material capital expenditures for environmental controls during the previous three years.

     In connection with the Acquisition, the Company and Dominick's conducted certain investigations (including in some cases, reviewing environmental reports prepared by others) of the Company's operations and its compliance with applicable environmental laws. The investigations, which included Phase I and Phase II assessments and subsequent studies by independent consultants, found that certain facilities have had or may have had releases of hazardous materials associated with Dominick's operations or those of other current and prior occupants that may require remediation, particularly due to releases of hazardous materials from underground storage tanks and hydraulic equipment.
The costs to remediate such environmental contamination are currently estimated to range from approximately $4.1 million to $5.7 million. Pursuant to the stock purchase agreement related to the Acquisition, the prior owners of Dominick's have agreed to pay one-half of such remediation costs up to $10 million and 75% of such remediation costs between $10 million and $20 million. Based in part on the investigations conducted and the cost-sharing provisions of such stock purchase agreement with respect to environmental matters, the Company believes that its liabilities relating to these environmental matters will not have a material adverse effect on its future financial position or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

RISK FACTORS

LEVERAGE; POTENTIAL INABILITY TO SERVICE OR REFINANCE DEBT

     At November 2, 1996, the Company's consolidated total indebtedness and total stockholders' equity was approximately $541 million and $179 million, respectively. In addition, the Company's balance sheet at November 2, 1996, reflected goodwill of approximately $420 million. As of November 2, 1996, the Company had approximately $113 million available for borrowing under the Company's revolving credit facility (the "New Revolving Facility"). The Company's ability to make scheduled payments of the principal of, or interest on, or to refinance, its indebtedness and to make scheduled payments under its operating leases depends on its future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control. Based upon the current level of operations, management believes that available cash flow, with available borrowings under the New Credit Facility (as defined below) and other sources of liquidity, including proceeds from sale-leaseback transactions, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments under the New Credit Facility and the Company's other indebtedness. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that anticipated growth will materialize. If the Company is unable to meet its obligations from such sources, the Company may be required to refinance all or a portion of its existing indebtedness, sell assets or obtain additional financing. There can be no assurance that any such refinancing would be possible or that any such sales of assets or additional financing could be completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

POTENTIAL ADVERSE EFFECTS OF PENDING LITIGATION

     On March 16, 1995, a lawsuit was filed in the United States District
Court for the Northern District of Illinois against Dominick's by two employees of Dominick's. The plaintiff's original complaint asserted allegations of gender discrimination and sought compensatory and punitive damages in an unspecified amount. The plaintiffs filed an amended complaint on May 1, 1995. The amended complaint added four additional plaintiffs and asserted allegations of gender and national origin discrimination. The plaintiffs filed a second amended complaint on August 16, 1996 adding three additional plaintiffs. The plaintiffs' motion for class certification is currently pending before the court. The parties are conducting discovery with respect to the pending motion for class certification. The Company plans to vigorously defend this lawsuit. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the outcome of the class certification motion (and the size of any class certified), the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. See "Legal Proceedings."

HIGHLY COMPETITIVE INDUSTRY

     The supermarket industry is highly competitive and characterized by narrow profit margins. The Company's competitors include national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, warehouse club stores, deep discount drug stores and supercenters. Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. The Company regularly monitors its competitors' prices and adjusts its prices and marketing strategy as management deems appropriate in light of existing conditions.
There can be no assurance that new competitors will not enter the supermarket industry or that the Company can maintain its current market share. See "Business--Competition."

EXPOSURE TO REGIONAL ECONOMIC TRENDS DUE TO THE COMPANY'S GEOGRAPHIC
CONCENTRATION

     All of the Company's stores are located in the greater Chicago metropolitan area and thus the performance of the Company will be particularly influenced by developments in this area. A significant economic downturn in the Chicago metropolitan area could have a material adverse effect on the Company's business, financial condition or results of operations.

LIMITATIONS ON ACCESS TO CASH FLOW OF DOMINICK'S

     The Company is a holding company which conducts its business through its wholly owned subsidiary, Dominick's, and its subsidiaries. Under the terms of the New Credit Facility, the indenture governing its 10 7/8% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") and the other instruments governing its indebtedness, Dominick's is restricted in its ability to pay dividends or otherwise distribute cash to the Company.

COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials (together, "Environmental Laws"). From time to time, operations of the Company have resulted or may result in noncompliance with or liability for cleanup pursuant to Environmental Laws. Certain investigations conducted in connection with the Acquisition found that certain of the Company's facilities have had or may have had releases of hazardous materials associated with Dominick's operations or those of other current and prior occupants that may require remediation. The costs to remediate such environmental contamination are currently estimated to range from approximately $4.1 million to $5.7 million. Pursuant to the terms of the stock purchase agreement associated with the Acquisition, the prior owners of Dominick's have agreed to pay one-half of such remediation costs up to $10 million and 75% of such remediation costs between $10 million and $20 million. Giving effect to such contribution, the Company's net share of such remediation costs is currently estimated at approximately $4.3 million. To the extent that the prior owners of Dominick's fail to reimburse the Company for such remediation costs as they have agreed, the Company would be required to bear this entire expense and pursue its remedies against such former owners. See "Business--Environmental Matters."

DEPENDENCE UPON KEY PERSONNEL

     The Company's success depends, in part, upon the services of Ronald W. Burkle, the Company's Chairman of the Board of Directors, Robert A. Mariano, the Company's President and Chief Executive Officer, and other key personnel. The loss of the services of Mr. Burkle, Mr. Mariano or other key management personnel could have an adverse effect upon the Company's business, results of operations or financial condition. Dominick's has entered into employment agreements with Mr. Mariano and certain of its other key management personnel. There can be no assurance that the Company will be able to retain its existing management personnel.

FORWARD-LOOKING STATEMENTS

     When used in this report, the words "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including, but not limited to those discussed above, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the growth, savings or other benefits anticipated in these forward-looking statements will be achieved. In addition, there can be no assurance that unforeseen costs and expenses or other factors will not offset or adversely affect the expected growth, cost savings or other benefits in whole or in part.

ITEM 2.  PROPERTIES

     The Company operates a total of 100 stores in the Chicago metropolitan area, as described in the following table:


                                                              AVERAGE
                                    NUMBER OF STORES      SQUARE FOOTAGE
                                    --------------------  ----------------
                                    OWNED  LEASED  TOTAL    TOTAL  SELLING
                                    -----  ------  -----  -------  -------

      Dominick's:
       Conventional ..............      1      22     23   43,100   28,900
       Combination food and drug .      8      30     38   57,600   40,300
       Fresh Stores ..............      0      22     22   56,600   42,400
                                    -----  ------  -----  -------  -------
       Dominick's total ..........      9      74     83   53,300   37,700
      Omni .......................      3      14     17   92,300   65,300
                                    -----  ------  -----  -------  -------
       Company total .............     12      88    100   60,000   42,400
                                    =====  ======  =====  =======  =======


     At its leased stores, the Company generally enters into long-term net leases which obligate the Company to pay its proportionate share of real estate taxes, common area maintenance charges and insurance costs. In addition, such leases generally provide for contingent rent based upon a percentage of sales when sales from the store exceed a certain dollar amount. The average remaining term (including renewal options with increasing rents) of the Company's supermarket leases is approximately 30 years. Two of the three Omni stores owned by the Company are subject to long-term ground leases. There are mortgages on the Company's owned stores totaling approximately $3.7 million at November 2, 1996.

     The Company's administrative offices currently occupy a small portion of an approximately 285,000 square foot facility at 505 Railroad Avenue (which also includes a satellite distribution facility) and approximately 171,300 square feet of space at 333 N. Northwest Avenue in Northlake, Illinois. The Company also owns and operates two primary warehouse and distribution facilities totaling approximately 1.4 million square feet and the Ludwig Dairy plant. See "Business--Warehousing, Distribution and Purchasing."

ITEM 3.  LEGAL PROCEEDINGS

     On March 16, 1995, a lawsuit was filed in the United States District Court for the Northern District of Illinois against Dominick's by two employees of Dominick's. The plaintiffs' original complaint asserted allegations of gender discrimination and sought compensatory and punitive damages in an unspecified amount. The plaintiffs filed an amended complaint on May 1, 1995. The amended complaint added four additional plaintiffs and asserted allegations of gender and national origin discrimination. The plaintiffs filed a second amended complaint on August 16, 1996 adding three additional plaintiffs. The plaintiffs' motion for class certification is currently pending before the court. The parties are conducting discovery with respect to the pending motion for class certification. The Company plans to vigorously defend this lawsuit. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the outcome of the class certification motion (and the size of any class certified), the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

     The Company, in its ordinary course of business, is party to various other legal actions. Management believes these are routine in nature and incidental to its operations. Management believes that the outcome of any such other proceedings to which the Company currently is a party will not have a material adverse effect upon its business, financial condition or results of operations. However, adverse developments with respect to any pending or future litigation could adversely affect the market price of the Company's Common Stock (defined below).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 23, 1996, the stockholders of the Company, by written consent without a meeting, approved (i) the Amended and Restated Certificate of Incorporation of the Company and (ii) the 1996 Equity Participation Plan and Restated 1995 Stock Option Plan of the Company. Except as set forth above, there were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996. See the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders under the captions "1996 Equity Participation Plan" and "Restated 1995 Stock Option Plan."

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.01 par value (the "Common Stock"), is listed on the New York Stock Exchange and the Chicago Stock Exchange (symbol: DFF). The Company had 199 stockholders of record as of January 24, 1997. Prior to the Company's initial public offering on November 1, 1996 (the "IPO"), there was no public trading market for the Company's Common Stock.

     On August 23, 1996, the Company sold an aggregate of 2,225 shares of Common Stock, at an aggregate purchase price of $325,000, to a total of 13 employees of the Company pursuant to the terms of the Dominick's Supermarkets, Inc. Management Equity Program. Such sales were made in reliance upon Rule 701 of the Securities Act of 1933. There were no other sales of unregistered securities of the Company during fiscal 1996.

     The Company has not paid any dividends on its Common Stock since the Acquisition and does not expect to pay any dividends on its Common Stock in the foreseeable future. The Company's principal debt instruments contain certain restrictions on the payment of cash dividends with respect to the Company's Common Stock. The Predecessor Company paid dividends on its common stock totaling $793,000 and $791,000 for fiscal 1994 and the 20 weeks ended March 21, 1995, respectively.

ITEM 6.  SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA

     The following table sets forth selected historical financial data of the Company as of and for the 52 weeks ended October 31, 1992, the 52 weeks ended October 30, 1993, the 52 weeks ended October 29, 1994, the 20 weeks ended March 21, 1995 (Predecessor Company), the 32 weeks ended October 28, 1995, and the 53 weeks ended November 2, 1996, together with the operating and other financial data which have been derived from the financial statements audited by Ernst & Young LLP, independent auditors. The pro forma information set forth below for the 52 weeks ended October 28, 1995 gives effect to the Acquisition and certain related events as though they had occurred on October 30, 1994. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company and the Predecessor Company, together with the related notes thereto.

     Dominick's was acquired by the Company on March 22, 1995. The historical financial statements for the 20 weeks ended March 21, 1995 and all prior periods reflect the Predecessor Company results of operations. The historical results of operations for the 32 weeks ended October 28, 1995 and the 53 weeks ended November 2, 1996 are those of the Company following the Acquisition.

                                                    PREDECESSOR COMPANY                          COMPANY
                                         -----------------------------------------  ----------------------------------
                                                                                                 PRO FORMA
                                                52 WEEKS ENDED            20 WEEKS   32 WEEKS     52 WEEKS   53 WEEKS
                                         ------------------------------    ENDED      ENDED        ENDED       ENDED
                                         OCT. 31,   OCT. 30,   OCT. 29,   MAR. 21,   OCT. 28,     OCT. 28,    NOV. 2,
                                          1992        1993       1994      1995        1995         1995       1996
                                         --------   --------   --------   -------   ----------   ---------  ----------
                                                       (DOLLARS IN MILLIONS, EXCEPT SHARE AND STORE DATA)
OPERATING RESULTS:
 Sales ................................  $2,285.7   $2,330.2   $2,409.9    $958.8     $1,475.0    $2,433.8    $2,512.0
 Cost of sales ........................   1,789.0    1,815.0    1,871.5     747.6      1,136.6     1,881.7     1,933.0
                                         --------   --------   --------   -------   ----------   ---------  ----------
 Gross profit .........................     496.7      515.2      538.4     211.2        338.4       552.1       579.0
 Selling, general and
  administrative expenses .............     448.6      469.4      484.3     191.9        293.9       482.2       491.4
 SARs termination costs(a) ............        --         --         --      26.2           --          --          --
 Termination of consulting
  agreement(b) ........................        --         --         --        --           --          --        10.5
                                         --------   --------   --------   -------   ----------   ---------  ----------
 Operating income (loss) ..............      48.1       45.8       54.1      (6.9)        44.5        69.9        77.1
 Interest expense .....................      36.0       34.1       30.0      11.3         46.0        72.4        70.3
 Income tax expense (benefit) .........       4.5        4.1        9.3      (7.1)         1.9         3.5         7.4
 Extraordinary item(c) ................        --         --        6.3        --          4.6         4.6         6.3
 Cumulative effect of
  accounting change ...................        --         --        1.0        --           --          --          --
                                         --------   --------   --------   -------   ----------   ---------  ----------
 Net income (loss) ....................  $    7.6   $    7.6   $    7.5   $ (11.1)        (8.0)      (10.6)       (6.9)
                                         ========   ========   ========   =======
 Preferred stock dividend and
  accretion ...........................                                                    3.7         6.3         7.9
                                                                                    ----------   ---------  ----------
 Net loss available to common
   stockholders .......................                                               $  (11.7)   $  (16.9)   $  (14.8)
                                                                                    ==========   =========  ==========
PER SHARE:
 Loss per common share(d) .............                                               $  (0.76)   $  (1.10)   $  (0.96)
                                                                                    ==========   =========  ==========
 Weighted average common and
  common equivalent shares
  outstanding(d) ......................                                             15,411,793  15,441,324  15,571,339
                                                                                    ==========  ==========  ==========
OTHER FINANCIAL DATA:
 Depreciation and amortization ........  $   49.2   $   51.1   $   52.9   $  20.5     $   25.4                $   45.9
 Capital expenditures .................      39.3       31.1       60.1      22.4         23.1                    49.6
 EBITDA (as adjusted)(e) ..............      98.5       98.3      112.0      43.2         71.6                   134.9
 Cash flow from operating activities ..      47.9       89.9       73.2      20.0         61.8                    41.1
 Cash flow from investing activities ..     (34.3)     (27.9)     (55.5)    (14.6)      (464.6)                  (48.6)
 Cash flow from financing activities ..      (9.2)     (50.6)     (29.4)     (6.2)       441.1                   (15.4)
STORE DATA:
 Fresh Store conversions ..............         0          0          6         5            3                       0
 Stores opened during the period ......         5          1          1         0            0                       8
 Stores closed during the period ......        (2)        (1)        (1)       (4)           0                      (5)
 Stores open at end of period .........       101        101        101        97           97                     100
 Comparable store sales growth ........      (3.4)%     (1.6)%      2.9%      2.4%         1.5%                    1.2%
 Average weekly sales per store (000's)  $    446   $    448   $    466   $   484     $    480                $    491
 Average sales per selling
  square foot .........................  $    611   $    601   $    610   $   627     $    606                $    614
 Total selling square feet (at
  end of period, in thousands) ........     3,788      3,969      4,039     3,976        4,008                   4,244
BALANCE SHEET DATA (END OF PERIOD):
 Working capital surplus (deficit) ....  $   24.0   $    2.0   $  (22.3)  $ (21.5)    $  (34.2)               $   17.1
 Total assets .........................     693.3      676.6      669.0     653.2      1,100.1                 1,153.0
 Total goodwill .......................        --         --         --        --        419.3                   420.2
 Total debt ...........................     329.6      283.6      255.7     250.3        599.4                   540.7
 Redeemable preferred stock ...........        --         --         --        --         43.7                    50.8
 Stockholders' equity .................     103.5      110.2      116.7     104.7         96.1                   179.1

(a) In connection with the Acquisition, the Company discharged certain obligations under its SARs plan by making payments to plan participants.

(b) On November 1, 1996, the Company terminated a consulting agreement dated March 22, 1995 with Yucaipa. The termination fee of $10.5 million was paid to Yucaipa on November 1, 1996.

(c) Net income for the 52 weeks ended October 29, 1994 reflects an extraordinary loss of $6.3 million, net of applicable income tax benefit of $3.9 million, resulting from the retirement of $60 million principal amount of Dominick's 11.78% Senior Notes. Net income for the 32 weeks ended October 28, 1995 reflects an extraordinary loss of $4.6 million, net of applicable income tax benefit of $2.8 million, resulting from the repayment of $150 million principal amount under a senior subordinated credit facility and the partial repayment of $50 million under the Company's then existing credit facility (the "Old Credit Facility"). Net loss for the 53 weeks ended November 2, 1996 reflects an extraordinary loss of $6.3 million, net of applicable tax benefit of $4.2 million, resulting from the refinancing of the Old Credit Facility in connection with the IPO.

(d) Income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. In accordance with the rules of the Securities and Exchange Commission, 85,998 shares of common stock issued after March 22, 1995 and 32,750 equivalent shares using the treasury stock method for outstanding stock options granted after March 22, 1995 have been treated as outstanding for all subsequent periods in calculating earnings per share because such shares were issued and such options are exercisable at prices below the initial public offering price. Per share data have been adjusted to reflect a 14.638 for 1 stock split effective October 24, 1996.

(e) EBITDA (as adjusted) represents income (loss) before interest expense, income taxes, depreciation and amortization, seller transaction expenses, SARs expenses and termination costs, net equipment write-offs related to closed stores and remodels, LIFO charge, termination of consulting agreement charge, extraordinary loss on extinguishment of debt and cumulative effect of accounting change. The Company believes that EBITDA (as adjusted) provides meaningful information regarding the Company's ability to service debt by eliminating certain non-cash and unusual charges. However, EBITDA (as adjusted) should not be construed as an alternative to operating income, net income or cash flow from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The computation of EBITDA (as adjusted) for the periods presented is as follows:


                                           PREDECESSOR COMPANY                      COMPANY
                                  --------------------------------------  ----------------------------
                                                                                   PRO FORMA
                                         52 WEEKS ENDED         20 WEEKS  32 WEEKS  52 WEEKS  53 WEEKS
                                  ----------------------------   ENDED     ENDED     ENDED     ENDED
                                  OCT. 31,  OCT. 30,  OCT. 29,  MAR. 21,  OCT. 28,  OCT. 28,   NOV. 2,
                                    1992      1993      1994      1995      1995      1995      1996
                                  --------  --------  --------  --------  --------  --------  --------
                                                         (DOLLARS IN MILLIONS)

Net income (loss) ..............  $    7.6  $    7.6  $    7.5  $  (11.1) $   (8.0) $  (10.6) $   (6.9)
Interest expense ...............      36.0      34.1      30.0      11.3      46.0      72.4      70.3
Income tax expense (benefit) ...       4.5       4.1       9.3      (7.1)      1.9       3.5       7.4
Depreciation and amortization ..      49.2      51.1      52.9      20.5      25.4      41.3      45.9
SARs expenses ..................       0.3       0.4       2.0       0.6        --        --        --
SARs termination costs .........        --        --        --      26.2        --        --        --
Seller transaction expenses ....        --        --       0.2       0.8        --        --        --
Net equipment write-offs .......       0.3       0.6       1.7       1.3        --       1.3        --
LIFO charge ....................       0.6       0.4       1.1       0.7       1.7       2.4       1.4
Termination of consulting
 agreement charge ..............        --        --        --        --        --        --      10.5
Extraordinary loss on
 extinguishment of debt ........        --        --       6.3        --       4.6       4.6       6.3
Cumulative effect of accounting
 change ........................        --        --       1.0        --        --        --        --
                                  --------  --------  --------  --------  --------  --------  --------
EBITDA (as adjusted) ...........  $   98.5  $   98.3  $  112.0  $   43.2  $   71.6  $  114.9  $  134.9
                                  ========  ========  ========  ========  ========  ========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Over the past five fiscal years, the Company's sales increased approximately 9.9% from $2.3 billion in fiscal 1992 to $2.5 billion in fiscal 1996. This growth occurred despite the fact that the total number of stores operated by the Company decreased slightly, from 101 at the end of fiscal 1992 to 100 at the end of fiscal 1996. Management believes that this sales growth has resulted in large measure from the substantial steps the Company has taken to strengthen its store base over this period by remodeling existing stores, closing certain under-performing stores and selectively adding new stores. Through fiscal 1991, the Company's capital expenditure program focused on developing combination food and drug stores, adding pharmacies and expanded health and beauty care product lines to many stores which were previously classified as conventional supermarkets and creating a critical mass of Omni stores. In addition to upgrading its store base through capital expenditures, the Company began to focus on "rationalizing" its conventional store base (closing, converting or replacing under-performing stores). Seven under-performing stores were closed in fiscal 1991 and an additional 13 were closed through the end of fiscal 1996. In order to maximize the effectiveness of the remaining conventional supermarkets, the Company began to focus on upgrading their perishable departments and developed new prototypes to convey a stronger image of quality, selection and freshness to the customer. These efforts led to the introduction of the Fresh Store concept at the beginning of fiscal 1994. During the five-year period ended November 2, 1996, the Company completed 33 major remodels (including the 14 Fresh Store conversions). In addition to its remodeling and store rationalization initiatives, the Company continued to build new stores on a selective basis. From the beginning of fiscal 1992 through the end of fiscal 1996, the Company opened 10 Dominick's combination food and drug stores and five Omni stores.

     Store Mix. As a result of its store rationalization and capital expenditure program, the Company's store mix (by number of stores) changed from 47% conventional, 38% combination food and drug and 15% Omni at the end of fiscal 1992 to 23% conventional, 60% combination food and drug (including 22% Fresh Stores), and 17% Omni at November 2, 1996. This store mix change, along with the remodels and departmental improvements discussed above, resulted in a significant increase in total sales despite the reduction of one store, as average weekly sales per store increased from $446,000 in fiscal 1992 to $491,000 in fiscal 1996. In addition, gross margins improved slightly from fiscal 1992 to fiscal 1996 due to an improvement in gross margin at the Omni stores as the Omni store base matured and an increase in the number of combination food and drug stores (which generally have higher margins than conventional stores due to their product mix and increased offerings of higher-margin perishables). This margin increase was realized in spite of both the increase in the number of Omni stores as a percentage of total Company stores, as these stores generally have lower margins than either conventional supermarkets or combination food and drug stores, and the negative impact on gross margins resulting from the store disruptions during the Fresh Store conversions in fiscal 1994 and 1995. Management believes that as a result of its store rationalization and capital expenditure programs and its continued emphasis on opening new Fresh Stores and Omni stores, the Company is well positioned for future growth.

     Fresh Store Conversions. One key aspect of the Company's store rationalization and capital expenditure programs has been the implementation of the Fresh Store concept. Dominick's 22 Fresh Stores are enhanced combination food and drug stores which are designed to create a European-style fresh market atmosphere and emphasize the store's visual appeal and quality merchandise perception. The Company's Fresh Stores feature significant upgrades in store design and offer an expanded assortment of high quality fresh produce and other perishables, a large selection of restaurant-quality prepared foods for carry-out and in-store dining and a superior line of freshly baked goods and pastry items. Fresh Stores also typically offer expanded delicatessen, bakery, meat, seafood and floral departments, and additional service departments such as a gourmet coffee cafe. The first Fresh Store was introduced in 1993 through the conversion of an existing conventional supermarket. A total of 14 stores have now been converted, resulting in an average increase in customer counts, sales per square foot and store contribution margins for the converted stores over pre-conversion levels. In addition, by focusing customers on the increased offerings of higher-margin perishables and prepared products, the Fresh Store concept has produced a more favorable margin mix. The conversions completed in fiscal 1994 and fiscal 1995 generally required complete renovation of the stores (at an estimated average capital expenditure of approximately $5.2 million per store conversion) and created significant disruptions to normal retail operations during the construction period. The Company estimates that the cost of future Fresh Store conversions will be comparable to such historical costs. The capital expenditures associated with the opening of eight new Fresh Stores in fiscal 1996 were approximately $2.7 million per store. The capital expenditures for opening new Fresh Stores are lower than the historical cost of conversion due to the fact that store construction is the responsibility of the site developer and such construction costs are amortized over the life of the associated lease. In addition, although the converted stores have generally achieved increased sales levels relatively quickly following their grand openings as Fresh Stores, their profitability has been adversely affected during the six-month ramp-up period following such grand openings as a result of increased promotional costs and other non-recurring start-up expenses. The Company held grand openings for six Fresh Stores in fiscal 1994, eight Fresh Stores in fiscal 1995 and eight Fresh Stores in fiscal 1996. The Company's current expansion plan calls for the construction of nine new Fresh Stores in fiscal 1997 and the conversion of five additional stores to the Fresh Store concept in fiscal 1997.

     Acquisition Accounting. The Company acquired Dominick's Finer Foods, Inc. ("Dominick's") on March 22, 1995 in a transaction that was accounted for as a purchase of Dominick's by the Company (the "Acquisition"). As a result, all financial statements for periods subsequent to March 22, 1995 reflect Dominick's assets and liabilities at their estimated fair market values as of March 22, 1995. The purchase price in excess of the fair market value of Dominick's assets was recorded as goodwill and is being amortized over a 40-year period. The Company's purchase price allocation resulted in a reduction in the carrying value of Dominick's fixed assets of approximately $83 million and in goodwill of approximately $438 million. Dominick's total debt also increased substantially from approximately $250 million at March 21, 1995 to approximately $603 million on the date of the Acquisition. As a result of these changes, the Company's results of operations in periods subsequent to the Acquisition reflect reduced levels of depreciation and significantly increased levels of amortization and interest expense. In connection with the Acquisition, the Company established a closed store reserve in the amount of approximately $26.4 million to cover costs of stores closed, or expected to be closed, at the time of the Acquisition. For a discussion of certain fees and expenses and other amounts paid in connection with the Acquisition (which were accounted for as part of the purchase price), see the Notes to Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

     The following table sets forth the historical operating results of the Predecessor Company for fiscal 1994, the pro forma operating results of the Company for the 52 weeks ended October 28, 1995 which give effect to the Acquisition and certain related transactions, and the historical operating results of the Company for the 53 weeks ended November 2, 1996, expressed in millions of dollars and as a percentage of sales:


                                      PREDECESSOR COMPANY                     COMPANY
                                      -------------------  ----------------------------------------------
                                                                 PRO FORMA
                                            52 WEEKS              52 WEEKS                53 WEEKS
                                            ENDED                  ENDED                   ENDED
                                          OCT. 29, 1994        OCT. 28, 1995            NOV. 2, 1996
                                        -----------------  ----------------------  ----------------------
Sales ................................  $2,409.9    100.0%   $2,433.8       100.0%   $2,512.0       100.0%
Gross profit .........................     538.4     22.3       552.1        22.6       579.0        23.0
Selling, general and
 administrative expenses .............     484.3     20.1       482.2        19.8       491.4        19.5
Termination of consulting agreement ..        --       --          --          --        10.5         0.4
Operating income .....................      54.1      2.2        69.9         2.8        77.1         3.1
Interest expense .....................      30.0      1.2        72.4         2.9        70.3         2.8
Income tax expense ...................       9.3      0.4         3.5         0.1         7.4         0.3
Extraordinary loss on
 extinguishment of debt ..............       6.3      0.3         4.6         0.2         6.3         0.3
Cumulative effect of
 accounting change ...................       1.0       --          --          --          --          --
Net income (loss) ....................       7.5      0.3       (10.6)       (0.4)       (6.9)       (0.3)
Preferred stock dividend and
 accretion ...........................        --       --         6.3         0.3         7.9         0.3
Net income (loss) attributable
 to common stockholders ..............  $    7.5      0.3    $  (16.9)       (0.7)   $  (14.8)       (0.6)


     The following discussion of the Company's results of operations should be read in conjunction with the consolidated financial statements of the Company together with the related notes thereto and other information included elsewhere herein.

COMPARISON OF RESULTS OF OPERATIONS FOR THE 53 WEEKS ENDED NOVEMBER 2, 1996 (HISTORICAL) WITH THE 52 WEEKS ENDED OCTOBER 28, 1995 (PRO FORMA)

     Sales: Sales increased $78.2 million, or 3.2%, from $2,433.8 million in the 52 weeks ended October 28, 1995 to $2,512.0 million in the 53 weeks ended November 2, 1996. The increase in sales in fiscal 1996 was primarily attributable to a 1.2% increase in comparable store sales, the opening of four new Dominick's Fresh Stores and the additional week in fiscal 1996, partially offset by the impact of the closure of four stores during fiscal 1995 and one store in fiscal 1996. Four replacement stores were opened in fiscal 1996, which are included in comparable store sales.

     Gross Profit: Gross profit increased $26.9 million, or 4.9%, from $552.1 million in the 52 weeks ended October 28, 1995 to $579.0 million in the 53 weeks ended November 2, 1996. Gross profit as a percentage of sales increased from 22.6% in the 52 weeks ended October 28, 1995 to 23.0% in the 53 weeks ended November 2, 1996, due primarily to the reduction of product costs resulting from purchasing improvements and improved perishable and drug department gross profit. The increase in gross profit from perishables reflects the maturing of the converted Fresh Stores.

     Selling, General and Administrative Expense: Selling, general and administrative expense ("SG&A") increased $9.2 million, or 1.9%, from $482.2 million in the 52 weeks ended October 28, 1995 to $491.4 million in the 53 weeks ended November 2, 1996. SG&A decreased from 19.8% of sales in the 52 weeks ended October 28, 1995 to 19.5% of sales in the 53 weeks ended November 2, 1996. The decrease in SG&A as a percentage of sales reflects improved labor productivity and reduced overhead costs.

     Termination of Consulting Agreement: On November 1, 1996, the Company terminated a previous consulting agreement with Yucaipa resulting in the payment of a termination fee of $10.5 million.

     Operating Income: Operating income for the 53 weeks ended November 2, 1996 increased $7.2 million, or 10.3%, from $69.9 million in the 52 weeks ended October 28, 1995 to $77.1 million as a result of the factors discussed above.

     Interest Expense: Interest expense decreased from $72.4 million in the 52 weeks ended October 28, 1995 to $70.3 million in the 53 weeks ended November 2, 1996 primarily due to slightly lower interest rates and borrowing levels.

     Net Income (Loss): Net loss decreased $3.7 million from a net loss of $10.6 million in the 52 weeks ended October 28, 1995 to a net loss of $6.9 million in the 53 weeks ended November 2, 1996 as a result of the factors discussed above. After deducting preferred stock dividend and accretion of $6.3 million in the 52 weeks ended October 28, 1995 and $7.9 million in the 53 weeks ended November 2, 1996, net loss attributable to common stockholders improved from a loss of $16.9 million in the 52 weeks ended October 28, 1995 to a loss of $14.8 million in the 53 weeks ended November 2, 1996.

COMPARISON OF RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED OCTOBER 28, 1995 (PRO FORMA) WITH THE 52 WEEKS ENDED OCTOBER 29, 1994 (PREDECESSOR COMPANY)

     Sales: Sales increased $23.9 million, or 1.0%, from $2,409.9 million in fiscal 1994 to $2,433.8 million in fiscal 1995. The increase in sales in fiscal 1995 was primarily attributable to a 1.8% increase in comparable store sales and additional sales due to the opening of one new Omni store in May 1994 partially offset by the impact of the closure of four conventional stores in fiscal 1995. The growth in comparable store sales primarily reflects strong sales results at the 14 Fresh Stores opened prior to the end of fiscal 1995.

     Gross Profit: Gross profit increased $13.7 million, or 2.5%, from $538.4 million in fiscal 1994 to $552.1 million in fiscal 1995. Gross profit as a percentage of sales increased from 22.3% in fiscal 1994 to 22.6% in fiscal 1995. The increase in gross margin was due primarily to the increased gross profit contribution from the perishable departments resulting from the Fresh Stores opened prior to the beginning of fiscal 1995 which more than offset the continuing effects of the Fresh Store conversion program in fiscal 1995.

     Selling, General and Administrative Expense: SG&A decreased $2.1 million, or 0.4%, from $484.3 million in fiscal 1994 to $482.2 million in fiscal 1995. SG&A decreased from 20.1% of sales in fiscal 1994 to 19.8% of sales in fiscal 1995. The decrease in SG&A as a percentage of sales is due primarily to reduced depreciation and amortization expenses resulting from purchase accounting adjustments which reduced the net carrying value of the Company's fixed assets, offset somewhat by the elimination of certain non-recurring regulatory-ordered utility refunds which lowered utility costs in fiscal 1994.

     Operating Income: Operating income increased $15.8 million, or 29.2%, from $54.1 million in fiscal 1994 to $69.9 million in fiscal 1995 as a result of the factors discussed above.

     Interest Expense: Interest expense increased from $30.0 million in fiscal 1994 to $72.4 million in fiscal 1995 primarily due to the increased indebtedness outstanding following the Acquisition.

     Net Income (Loss): Net income decreased from $7.5 million in fiscal 1994 to a net loss of $10.6 million in fiscal 1995. Pro forma net income in fiscal 1995 was adversely affected by an extraordinary charge of $4.6 million associated with the repayment of $150 million principal amount of Dominick's senior subordinated credit facility and the prepayment of $50 million principal amount of Dominick's term loan facilities. Net income in fiscal 1994 was adversely affected by an extraordinary charge of $6.3 million associated with the prepayment of $60 million principal amount of Dominick's 11.78% Senior Notes and a $1.0 million charge to reflect the cumulative effect on prior years of the change in the Company's accounting for income taxes. Other factors affecting net income (loss) are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash flow from operations, borrowings under its New Credit Facility (described below) and capital and operating leases. The Company's principal uses of liquidity are to provide working capital, finance capital expenditures and meet debt service requirements.

     On November 1, 1996, the Company completed its initial public offering of Common Stock (the "IPO") which resulted in the issuance of 5.9 million additional shares of Common Stock. Net proceeds to the Company from the IPO, after deducting issuance costs, were $97.7 million. The Company used $50.8 million of the proceeds to repurchase all of the outstanding 15% Redeemable Exchangeable Cumulative Preferred Stock (the "Redeemable Preferred Stock") on January 2, 1997 (and paid a $0.9 million of preferred stock dividend on November 1, 1996). The $50.8 million of net proceeds was invested in short-term interest bearing securities until the Redeemable Preferred Stock repurchase occurred.

     Additionally, $35.9 million of the proceeds, together with $45.0 million of available cash and $193.6 million of proceeds under the New Credit Facility was used to repay all of the outstanding borrowings under the Company's then existing credit facility (the "Old Credit Facility"). The remaining proceeds were used to pay expenses and terminate a consulting agreement with Yucaipa. See "Certain Relationships and Related Transactions."

     On November 1, 1996, the Company entered into a credit facility with a syndicate of financial institutions (the "New Credit Facility"). The New Credit Facility provides for a $100 million amortizing term loan (the "New Term Loan"), a $105 million revolving term facility (the "New Revolving Term Facility") and a $120 million revolving facility (the "New Revolving Facility," and together with the New Revolving Term Facility, the "New Revolving Facilities"), each of which has a six and one-half year term. The New Revolving Facility is available for working capital and general corporate purposes, including up to $50 million to support letters of credit. The Company utilizes letters of credit to cover workers' compensation self-insurance liabilities and for other general purposes. Letters of credit for approximately $17.2 million were issued under the New Credit Facility at November 2, 1996. Up to $20 million of the New Revolving Facility is available as a swingline facility (i.e., a facility which permits same-day borrowings directly from the agent under the New Credit Facility). The Company is not required to reduce borrowings under the New Revolving Facilities by a specified amount each year. The New Term Loan requires quarterly amortization payments commencing in fiscal 1998 in amounts ranging from $2.5 million to $7.5 million per quarter. The Company will also be required to make prepayments under the New Credit Facility, subject to certain exceptions, with a percentage of its consolidated excess cash flow and with the proceeds from certain asset sales, issuances of debt securities and any pension plan reversions.

     The Company generated approximately $41.1 million of cash from operating activities during the 53-week period ended November 2, 1996 compared to $81.8 million during the 52-week period ended October 28, 1995. The reduction in cash generated from operating activities is attributable to higher interest expense resulting from the Acquisition, the consulting agreement termination fee paid to Yucaipa during fiscal 1996 and the effect of a decrease in working capital in fiscal 1995 resulting from increased trade leverage subsequent to the Acquisition. One of the principal uses of cash in the Company's operating activities is inventory purchases. However, supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $34.2 million at October 28, 1995 and $33.7 million at November 2, 1996 (after adjusting for the impact of cash reserved for stock redemption).

     The Company used $48.6 million in investing activities for the 53 weeks ended November 2, 1996. Investing activities consisted primarily of capital expenditures of $49.6 million offset somewhat by sales of assets. Capital expenditures were made for store remodels, new store openings and, to a lesser extent, expenditures for warehousing, distribution, and manufacturing facilities and equipment, including data processing and computer systems.

     The Company plans to make gross capital expenditures of approximately $84 million (or $55 million net of expected capital leases) in fiscal 1997. Such expenditures consist of approximately $54 million related to remodels and new stores, as well as ongoing store expenditures for equipment and maintenance, and approximately $30 million related to warehousing, distribution and manufacturing facilities and equipment, including data processing and computer equipment. Management expects that these capital expenditures will be financed primarily through cash flow from operations and capital leases. The capital expenditure budget for fiscal 1997 does not include certain environmental remediation costs which are expected to be incurred over the next several years in the range of approximately $4.1 million to $5.7 million (the Company's net share of which is currently estimated at approximately $4.3 million, after contributions by the prior owners of the Predecessor Company pursuant to the terms of the stock purchase agreement associated with the Acquisition, and for which an accrual has been provided in the Company's financial statements). See "Business--Environmental Matters." During fiscal 1996, the Company sold and leased back under capital leases approximately $37.3 million of certain existing owned equipment.

     The Company has historically utilized leasing facilities to finance the cost of new store equipment and fixtures. At November 2, 1996, the Company had a $5.4 million lease facility available which it anticipates will be substantially utilized in connection with its new store program in the first quarter of fiscal 1997. The Company will seek additional lease facilities as required to support its capital expenditure program. As such lease facilities are utilized, the Company's capital lease indebtedness will increase by a comparable amount.

     The capital expenditure plans discussed above do not include potential acquisitions which the Company could make to expand within its existing market or contiguous markets. The Company may consider such acquisition opportunities from time to time. Any such future acquisition may require the Company to seek additional debt or equity financing.

     The Company is a holding company that has no material operations other than its ownership of the capital stock of Dominick's. As a result, the Company is dependent upon distributions or advances from Dominick's to obtain cash to pay dividends or for other corporate purposes. Dominick's principal debt instruments generally restrict Dominick's from paying dividends or otherwise distributing cash to the Company, except under certain limited circumstances, including for the payment of taxes and, subject to limitations, for general administrative purposes.

     The Company, in the ordinary course of its business, is party to various legal actions. One case currently pending alleges gender discrimination by Dominick's and seeks compensatory and punitive damages in an unspecified amount. The plaintiffs' motion for class certification is currently pending before the court. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the outcome of the class certification motion (and the size of any class certified), the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue
to assess its potential impact.   See "Legal Proceedings."

     The Company is highly leveraged. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the New Revolving Facilities and its other sources of liquidity (including leases) will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had any significant impact on the Company's operations. The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including, in addition to inflation, the availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the supermarket industry, the Company has generally been able to maintain gross profit margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on page 19.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the information included in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the information included in the Company's Proxy Statement under the captions "Executive Compensation," "1996 Equity Participation Plan" and "Restated 1995 Stock Option Plan."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the information included in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information included in the Company's Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1.   Financial Statements
          Financial Statements required to be filed hereunder are indexed on page 19.


     2.   Financial Statement Schedules

          All schedules are omitted because they are not required, are not applicable, or the information is included in the Financial Statements or notes thereto.

     3.   Exhibits

Exhibit
Number   Description
-------  -----------

3.1      Amended and Restated Certificate of Incorporation of the Company.

3.2      Amended and Restated Bylaws of the Company.

4.1 Warrant dated as of March 22, 1995 issued by the Company to The Yucaipa Companies, as supplemented.

10.1 Credit Agreement dated as of November 1, 1996 by and among Dominick's Finer Foods, Inc., as Borrower, the Company, as Guarantor, the lenders listed therein, Bankers Trust Company and The Chase Manhattan Bank, as Co-Arrangers, and Bankers Trust Company, as Administrative Agent.

10.2 Stock Purchase Agreement dated as of January 17, 1995 by and among DFF Holdings, Inc., DFF Sub, Inc., Dodi L.L.C., Dodi Family L.L.C. and Dodi Developments L.L.C. (Incorporated by reference to
         Exhibit 10.2 to the Company's Registration Statement on Form S-1, No. 333-14995).

10.3 Tax Matters Agreement dated as of March 22, 1995 by and among the Company, DFF Supermarkets, Inc., Dominick's Finer Foods, Inc.,
         Dodi L.L.C., Dodi Family L.L.C., Dodi Developments L.L.C., Dodi,
         Inc., Blackhawk Developments, Inc., Blackhawk Properties, Inc., Dominick's Finer Foods, Inc., of Illinois, Dodi Hazelcrest, Inc., Kohls of Bloomingdale, Inc., Jerrys Deep Discount Centers, Inc. and Save-It Discount Foods Corporation. (Incorporated by reference to Exhibit 10.3 to the Companys Registration Statement on Form S-1, Number 333-
         14995).

10.4 Employment Agreement dated as of March 22, 1995 between Dominick's Finer Foods, Inc. and Robert A. Mariano. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Number 333-14995).

10.5 Employment Agreement dated as of March 22, 1995 between Dominick's Finer Foods, Inc. and Robert E. McCoy. (Incorporated by reference to
         Exhibit 10.5 to the Companys Registration Statement on Form S-1, Number 333-14995).

10.6 Employment Agreement dated as of March 22, 1995 between Dominick's Finer Foods, Inc. and Herbert R. Young. (Incorporated by reference to
         Exhibit 10.6 to the Company's Registration Statement on Form S-1, Number 333-14995).

10.7 Management Agreement dated as of November 1, 1996 among The Yucaipa Companies, the Company and Dominick's Finer Foods, Inc.

10.8     Amended and Restated Stockholders Agreement dated as of
         November 1, 1996 by and among the Company, DFF Supermarkets, Inc., Dominick's Finer Foods, Inc. and the stockholders of the Company named therein.

10.9 Registration Rights Agreement dated as of March 22, 1995 by and among the Company, DFF Supermarkets, Inc., Dominick's Finer Foods, Inc. and the stockholders of the Company named therein. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Number 333-14995).

10.10 Registration Rights Agreement dated as of November 1, 1996 by and between the Company and Yucaipa Blackhawk Partners, L.P.,
         Yucaipa Chicago Partners, L.P. and Yucaipa Dominick's  Partners, L. P.

10.11 Indenture dated as of May 4, 1995 by and among Dominick's Finer Foods, Inc., Dodi Hazelcrest, Inc., Dominick's Finer Foods, Inc. of Illinois, Jerrys Deep Discount Centers, Inc., Kohls of Bloomingdale, Inc., and Save-It Discount Foods Corporation, as Subsidiary Guarantors, and United States Trust Company of New York,, as Trustee, with respect to Dominick's 10 7/8% Senior Subordinated Notes due 2005.
         (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Number 333-14995).

10.12    Dominick's Supermarkets, Inc. Amended and Restated 1995 Stock
         Option Plan.

10.13    Dominick's Supermarkets, Inc. 1996 Equity Participation Plan.

21.1     Subsidiaries of the Company. (Incorporated by reference to Exhibit
         21.1 to the Company's Registration Statement on Form S-1, Number 333-14995).

27.1     Financial Data Schedule.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Dominick's Supermarkets, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Northlake, State of Illinois, on January 28, 1997.

                                   DOMINICK'S SUPERMARKETS, INC.


                                   By:
                                   /s/  DARREN W. KARST
                                   Darren W. Karst
                                   Executive Vice President, Finance and
                                   Administration, and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


         SIGNATURE                        TITLE                     DATE
         ---------                        -----                     ----

/s/  RONALD W. BURKLE
Ronald W. Burkle                  Chairman of the Board       January 28, 1997

/s/  ROBERT A. MARIANO
Robert A. Mariano               President, Chief Executive
                                    Officer, Director         January 28, 1997

/s/  DARREN W. KARST
Darren W. Karst                 Executive Vice President,
                               Finance and Administration,
                                 Chief Financial Officer
                             (Principal Accounting Officer),
                                   Secretary, Director        January 28, 1997


/s/  LINDA McLOUGHLIN FIGEL
Linda McLoughlin Figel                   Director             January 28, 1997


/s/  PATRICK L. GRAHAM
Patrick L. Graham                        Director             January 28, 1997


/s/  PETER P. COPSES
Peter P. Copses                          Director             January 28, 1997


/s/  DAVID B. KAPLAN
David B. Kaplan                          Director             January 28, 1997


/s/  ANTONY P. RESSLER
Antony P. Ressler                        Director             January 28, 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                PAGE
                                                                                ----
Report of Independent Auditors.................................................  20

Consolidated Balance Sheets as of  October 28, 1995 and November 2, 1996.......  21

Consolidated Statements of Operations for the 52 weeks ended October 29, 1994, the 20 weeks ended March 21, 1995 (Predecessor Company), the 32 weeks ended
 October 28, 1995, and the 53 weeks ended November 2, 1996.....................  22

Consolidated Statements of Stockholders' Equity for the 52 weeks ended
 October 29, 1994, the 20 weeks ended March 21, 1995 (Predecessor Company), the 32 weeks ended October 28, 1995 and the 53 weeks ended November 2, 1996...  23

Consolidated Statements of Cash Flows for the 52 weeks ended October 29, 1994, the 20 weeks ended March 21, 1995 (Predecessor Company), the 32 weeks ended
 October 28, 1995, and the 53 weeks ended November 2, 1996.....................  24

Notes to Consolidated Financial Statements.....................................  25

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Dominick's Supermarkets, Inc.

     We have audited the accompanying consolidated balance sheets of Dominick's Supermarkets, Inc. as of November 2, 1996 and October 28, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year ended October 29, 1994, the period October 30, 1994 through March 21, 1995 (Predecessor Company), the period March 22, 1995 through October 28, 1995, and for the fiscal year ended November 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dominick's Supermarkets, Inc. at November 2, 1996 and October 28, 1995 and the results of its operations and its cash flows for the fiscal year ended October 29, 1994, the period October 30, 1994 through March 21, 1995 (Predecessor Company), the period March 22, 1995 through October 28, 1995, and for the fiscal year ended November 2, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, in 1994, the Predecessor Company changed its method of accounting for income taxes.

                                                 /s/ ERNST & YOUNG LLP



Chicago, Illinois
December 17, 1996,
except for Note 5, 6 and
12 as to which the dates
are January 2, 1997

                         DOMINICK'S SUPERMARKETS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       OCT. 28,    NOV. 2,
                                                                         1995        1996
                                                                      ----------  ----------
ASSETS
Current assets:
 Cash and cash equivalents .........................................     $55,551     $32,735
 Cash reserved for stock redemption ................................          --      50,780
 Receivables, net ..................................................      25,314      16,723
 Inventories .......................................................     182,880     203,411
 Prepaid expenses & other ..........................................      10,573      21,860
                                                                      ----------  ----------
      Total current assets .........................................     274,318     325,509
 Property and equipment, net .......................................     353,015     368,224
Other assets:
 Deferred financing costs, net .....................................      22,567      11,524
 Goodwill, net .....................................................     419,298     420,182
 Other, net ........................................................      30,916      27,546
                                                                      ----------  ----------
      Total other assets ...........................................     472,781     459,252
                                                                      ----------  ----------
Total assets .......................................................  $1,100,114  $1,152,985
                                                                      ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..................................................    $171,209    $187,787
 Accrued payroll and related liabilities ...........................      31,579      30,896
 Taxes payable .....................................................       7,958      18,234
 Other accrued liabilities .........................................      83,422      61,465
 Current portion of long-term debt .................................       9,771         376
 Current portion of capital lease obligations ......................       4,565       9,676
                                                                      ----------  ----------
       Total current liabilities ...................................     308,504     308,434
Long-term debt:
 Bank Credit Facilities and other ..................................     281,109     200,644
 Senior Subordinated Notes .........................................     200,000     200,000
Capital lease obligations ..........................................     103,921     130,052
Deferred income taxes and other liabilities ........................      66,730      84,004
Redeemable Exchangeable Cumulative
 Preferred Stock Series A, $.01 par value, 40,000
 shares authorized, issued and outstanding, liquidation
 and redemption at $1,000 per share plus accumulated
 and unpaid dividends ..............................................      43,722      50,780
Stockholders' equity:
 Common Stock, $.01 par value 36,594,895 shares authorized,
  6,996,505 shares issued and outstanding at October 28, 1995;
  50,000,000 shares authorized and 16,080,074 shares issued and
  outstanding at November 2, 1996 ..................................          70         161
 Non-Voting Common Stock, $.01 par value, 36,594,895 shares
  authorized, 8,434,392 shares issued and outstanding at October 28,
  1995; 10,000,000 shares authorized, 5,278,962 shares issued and
  outstanding  at November 2, 1996 .................................          84          52
 Additional paid-in capital ........................................     107,644     205,394
 Retained deficit ..................................................     (11,670)    (26,536)
                                                                      ----------  ----------
        Total stockholders' equity .................................      96,128     179,071
                                                                      ----------  ----------
Total liabilities and stockholders' equity .........................  $1,100,114  $1,152,985
                                                                      ==========  ==========


                            See accompanying notes.

                         DOMINICK'S SUPERMARKETS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                            PREDECESSOR COMPANY             COMPANY
                                           ----------------------  --------------------------
                                            52 WEEKS    20 WEEKS     32 WEEKS      53 WEEKS
                                             ENDED       ENDED        ENDED         ENDED
                                            OCT. 29,   MARCH 21,     OCT. 28,       NOV. 2,
                                              1994        1995         1995          1996
                                           ----------  ----------  ------------  ------------
Sales                                      $2,409,911  $  958,742    $1,474,982    $2,511,962
Cost of sales                               1,871,535     747,561     1,136,600     1,932,994
                                           ----------  ----------  ------------  ------------
Gross profit                                  538,376     211,181       338,382       578,968
Selling, general and administrative
 expenses                                     484,288     191,999       293,872       491,359
SARs termination costs                             --      26,152            --            --
Termination of consulting agreement                --          --            --        10,500
                                           ----------  ----------  ------------  ------------
Operating income (loss)                        54,088      (6,970)       44,510        77,109
Interest expense:
 Interest expense                              29,857      11,238        44,480        67,555
 Amortization of deferred financing costs         135          69         1,460         2,741
                                           ----------  ----------  ------------  ------------
                                               29,992      11,307        45,940        70,296
Income (loss) before income taxes,
 extraordinary loss and cumulative
 effect of accounting change                   24,096     (18,277)       (1,430)        6,813
Income tax expense (benefit)                    9,236      (7,135)        1,933         7,385
                                           ----------  ----------  ------------  ------------
Income (loss) before extraordinary
 loss and cumulative effect of
 accounting change                             14,860     (11,142)       (3,363)         (572)
Extraordinary loss on extinguishment of
 debt, net of applicable tax benefit of
 $3,896 in fiscal 1994, $2,824 in the
 32 weeks ended October 28, 1995
  and $4,195 in fiscal 1996                    (6,324)        --         (4,585)       (6,360)
Cumulative effect of accounting change         (1,019)        --             --            --
                                              -------  ---------     -----------   ----------
Net income (loss)                          $    7,517  $ (11,142)        (7,948)       (6,932)
                                              =======  =========
Preferred stock dividend and accretion                                    3,722         7,934
                                                                     -----------   ----------
Net loss attributable to common stockholders                         $  (11,670)     $(14,866)
                                                                     ===========   ==========
PER SHARE
Loss before extraordinary loss                                         $  (0.46)     $  (0.55)
Extraordinary loss                                                        (0.30)        (0.41)
                                                                     -----------   ----------
Loss per common share                                                  $  (0.76)     $  (0.96)
                                                                     ===========   ==========
Average number of shares outstanding                                  15,411,793   15,571,339
                                                                     ===========   ==========




                            See accompanying notes.

                         DOMINICK'S SUPERMARKETS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                          COMMON STOCK     ADDITIONAL  RETAINED
                                       ------------------   PAID-IN    EARNINGS
PREDECESSOR COMPANY                      SHARES    AMOUNT   CAPITAL   (DEFICIT)  TOTAL
                                       ----------  ------   --------  --------- --------
\

BALANCE AT OCTOBER 30, 1993               264,300  $   26  $    396  $ 109,822  $110,244
Net income ..........................          --      --        --      7,517     7,517
Cash dividend--$3.00 per share ......          --      --        --       (793)     (793)
Common stock purchased and retired ..        (700)     --       (62)      (233)     (295)
                                       ----------  ------  --------  ---------  --------

BALANCE AT OCTOBER 29, 1994               263,600      26       334    116,313   116,673
Net loss ............................          --      --        --    (11,142)  (11,142)
Cash dividend--$3.00 per share ......          --      --        --       (791)     (791)
                                       ----------  ------  --------  ---------  --------

BALANCE AT MARCH 21, 1995                 263,600  $   26  $    334  $ 104,380  $104,740
                                       ==========  ======  ========  =========  ========

----------------------------------------------------------------------------------------
COMPANY

BALANCE AT MARCH 22, 1995                      --  $   --  $     --  $      --  $     --
Issuance of common stock ............  14,985,610     150   104,850         --   105,000
Net loss ............................          --      --        --     (7,948)   (7,948)
Preferred stock accretion ...........          --      --        --     (3,722)   (3,722)
Other ...............................     445,287       4     2,794         --     2,798
                                       ----------  ------  --------  ---------  --------

BALANCE AT OCTOBER 28, 1995            15,430,897     154   107,644    (11,670)   96,128
Net loss ............................          --      --        --     (6,932)   (6,932)
Initial Public Offering .............   5,900,000      59    97,642         --    97,701
Preferred stock accretion ...........          --      --        --     (7,059)   (7,059)
Preferred stock dividend ............          --      --        --       (875)     (875)
Other ...............................      28,139      --       108         --       108
                                       ----------  ------  --------  ---------  --------

BALANCE AT NOVEMBER 2, 1996            21,359,036  $  213  $205,394  $ (26,536) $179,071
                                       ==========  ======  ========  =========  ========




                            See accompanying notes.

                         DOMINICK'S SUPERMARKETS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                            PREDECESSOR COMPANY         COMPANY
                                            -------------------  ---------------------
                                            52 WEEKS   20 WEEKS   32 WEEKS    53 WEEKS
                                             ENDED      ENDED      ENDED       ENDED
                                            OCT. 29,  MARCH 21,   OCT. 28,    NOV. 2,
                                              1994       1995       1995        1996
                                            --------  ---------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             $7,517   $(11,142)    $(7,948)   $(6,932)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Extraordinary loss on debt extinguishment        --         --       7,409     10,555
 Depreciation and amortization                52,862     20,499      25,364     45,924
 Amortization of deferred financing costs        135         69       1,460      2,741
 Stock appreciation rights                     1,966     26,825          --         --
 Deferred income taxes                          (645)    (3,890)      7,625      4,315
 Cumulative effect of accounting change        1,019         --          --         --
 Loss (gain) on disposal of capital assets        74      1,149         (25)    (1,224)
 Changes in operating assets and
  liabilities, net of  acquisition:
  Receivables                                  6,794      2,546      (5,218)     8,491
  Inventories                                (10,780)     7,209        (683)   (20,531)
  Prepaid expenses                             1,072     (1,890)      2,783     (6,952)
  Accounts payable                            10,296    (10,217)     31,246     16,464
  Accrued liabilities and taxes payable        2,848    (11,147)       (241)   (11,731)
                                            --------  ---------  ----------  ---------
  Total adjustments                           65,641     31,153      69,720     48,052
                                            --------  ---------  ----------  ---------
Net cash provided by operating activities     73,158     20,011      61,772     41,120
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of capital assets           3,995        380       1,317      1,287
Capital expenditures                         (60,056)   (22,423)    (23,125)   (49,588)
Proceeds from sale of investments                 --      7,300          --         --
Business acquisition cost, net of
 cash acquired                                    --         --    (442,777)        --
Other--net                                       543        116         (31)      (260)
                                            --------  ---------  ----------  ---------
Net cash used in investing activities        (55,518)   (14,627)   (464,616)   (48,561)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments for long-term debt
 and capital lease obligations               (68,303)    (5,363)   (131,145)  (291,517)
Proceeds from sale-leaseback of assets            --         --          --     37,307
Proceeds from debt issuances                  40,214         --     480,000    195,000
Proceeds from issuance of capital stock           --         --     100,000     97,809
Debt issuance costs and other                 (1,329)      (791)     (7,784)    (3,194)
Cash reserved for stock redemption                --         --          --    (50,780)
                                            --------  ---------  ----------  ---------
Net cash provided by (used in)
 financing activities                        (29,418)    (6,154)    441,071    (15,375)
                                            --------  ---------  ----------  ---------
Net increase (decrease) in cash and
 cash equivalents                            (11,778)      (770)     38,227    (22,816)
Cash and cash equivalents at beginning
 of period                                    29,872     18,094      17,324     55,551
                                            --------  ---------  ----------  ---------
Cash and cash equivalents at end
 of period                                   $18,094    $17,324     $55,551    $32,735
                                            ========  =========  ==========  =========
SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
Acquisition of business:
 Fair value of assets acquired, net
  of cash acquired                                               $1,056,627
 Net cash paid in acquisition                                      (442,777)
 Exchange of capital stock                                          (40,000)
 Management equity investment                                        (5,000)
                                                                 ----------
 Liabilities assumed                                               $568,850
                                                                 ==========
Contribution of capital in exchange
 for debt financing fees                                             $2,647
                                                                 ==========
Preferred stock accretion                                            $3,722     $7,059
                                                                 ==========  =========



                            See accompanying notes.

                         DOMINICK'S SUPERMARKETS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Dominick's Supermarkets, Inc. ("Supermarkets") (together with its subsidiaries, the "Company") acquired Dominick's Finer Foods, Inc. ("Dominick's") on March 22, 1995 for total consideration of approximately $692.9 million, excluding fees and expenses of approximately $41.2 million (the "Acquisition"). The Company effected the Acquisition by acquiring 100% of the capital stock of Dominick's parent, DFF Supermarkets, Inc. ("DFF"), formerly known as Dodi Inc. ("Dodi") for $346.6 million in cash and $40 million of the Company's 15% Redeemable Exchangeable Cumulative Preferred Stock ("Redeemable Preferred Stock"). DFF was subsequently merged into Dominick's. In addition, the Company repaid $34.3 million of secured promissory notes issued by Dominick's prior to the Acquisition to discharge all obligations under its stock appreciation rights ("SARs") plan and to repurchase shares of Dominick's restricted stock held by certain management employees. In connection with the Acquisition, the Company refinanced $135.7 million of Dominick's existing indebtedness, assumed $124.5 million of existing capital leases and other indebtedness and paid $11.8 million of employment termination, seller advisory and other seller fees and expenses. The Acquisition was accounted for as a purchase of Dominick's by the Company. As a result, Dominick's assets and liabilities were recorded at their estimated fair market values as of March 22, 1995. The purchase price in excess of the fair market value of the Company's assets was recorded as goodwill and is being amortized over 40 years. For purposes of financial statement presentation, the Predecessor Company refers to Dominick's prior to the Acquisition.

     A summary of the assets acquired and liabilities assumed as of March 22, 1995 is as follows (dollars in thousands):


              Assets
               Inventory .............................  $  182,439
               Other current assets ..................      37,632
               Property and equipment, net ...........     345,303
               Goodwill ..............................     438,150
               Deferred financing costs ..............      22,722
               Other intangible assets ...............      30,381
                                                        ----------
                 Total Assets ........................  $1,056,627
                                                        ==========
              Liabilities
               Accounts payable and accrued expenses .  $  299,198
               Long-term debt ........................     237,511
               Other liabilities .....................      32,141
                                                        ----------
                 Total Liabilities ...................  $  568,850
                                                        ==========


     The following unaudited pro forma information presents the results of the Company's operations adjusted primarily to reflect interest expense and depreciation and amortization, as though the Acquisition had been made at the beginning of each period (dollars in millions):


                                                           52 WEEKS ENDED
                                                      ------------------------
                                                      OCTOBER 29,  OCTOBER 28,
                                                         1994         1995
                                                      -----------  -----------

Sales ..............................................     $2,409.9     $2,433.7
Loss before extraordinary loss and cumulative effect
 of accounting change ..............................         (8.9)        (6.0)
Net loss ...........................................        (16.2)       (10.6)
Net loss attributable to common stockholders .......        (22.5)       (16.9)


     The Company uses a 52-53 week fiscal year ending on the Saturday closest to October 31. Fiscal 1994 and fiscal 1995 were 52-week periods while fiscal 1996 was a 53-week period. Fiscal 1995 consists of a 20-week Predecessor Company period ending March 21, 1995 and a 32-week Company period ending October 28, 1995 (collectively "fiscal 1995"). The Company operates supermarkets in Chicago, Illinois, and its suburbs. The consolidated financial statements include the accounts of Supermarkets and its wholly owned subsidiaries. Supermarkets has no other operations other than those of its subsidiaries.

Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash Reserved for Stock Redemption

     Cash reserved for stock redemption represents proceeds from the Company's initial public offering of Common Stock (the "IPO") completed on November 1, 1996 which have been set aside by Supermarkets to repurchase all of the outstanding Redeemable Preferred Stock on January 2, 1997 (see Note 6).

Inventories

     Inventories are stated at the lower of cost, primarily using the last-in, first-out (LIFO) method, or market. If inventories had been valued using replacement cost, inventories would have been higher by $1,937,000 at October 28, 1995 and $3,355,000 at November 2, 1996 and gross profit and operating income would have been greater by $1,089,000, $750,000, $1,694,000 and $1,418,000 for fiscal 1994, the 20 weeks ended March 21, 1995, the 32 weeks ended October 28, 1995 and fiscal 1996, respectively.

Pre-Opening Costs

     The costs associated with opening new and remodeled stores are deferred and amortized over one year following the opening of each store.

Property and Equipment

     Property and equipment, including buildings capitalized under capital leases, are recorded at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

          Buildings and improvements                      10-33 years
          Fixtures and equipment                           3-12 years
          Property under capital leases and lease rights   5-25 years

Deferred Financing Costs

     Costs incurred in connection with the issuance of debt are amortized over the term of the related debt using the effective interest method.

Goodwill and Trademarks

     The excess of the purchase price over the fair value of the net assets acquired is amortized on a straight-line basis over 40 years beginning at the date of acquisition. Current and undiscounted future operating cash flows are compared to current and undiscounted future goodwill amortization on a periodic basis (not less than annually) to determine if an impairment of goodwill has occurred. Trademarks, which are included in other assets, are amortized on a straight-line basis over 40 years. Accumulated amortization related to goodwill and trademarks at October 28, 1995 and November 2, 1996 was $6,865,000 and $18,587,000, respectively.

Income Taxes

     The Predecessor Company changed its method of accounting for income taxes from the deferred method to the liability method as required by the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. As permitted by Statement 109, prior-year financial statements have not been restated to reflect the change in accounting method. The cumulative effect on prior years of adopting Statement 109 as of October 31, 1993 was to decrease fiscal 1994 net income by $1,019,000. Under Statement 109, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.

Closed Store Reserves

     The Company provides a reserve for the net book value of any store assets, net of salvage value, and the net present value of the remaining lease obligation, net of estimated sublease income for stores that have closed or are planned to be closed. Included in liabilities assumed in the purchase price allocation are certain closed store reserves. Total closed store reserves were $25.6 million at November 2, 1996.

Self-Insurance Reserves

     The Company is self-insured for its workers' compensation and general liability claims. The Company establishes reserves based on an independent actuary's review of claims filed and an estimate of claims incurred but not yet filed.

Discounts and Promotional Allowances

     Promotional allowances and vendor discounts are recorded as a reduction of cost of sales in the accompanying consolidated statements of operations. Allowance proceeds received in advance are deferred and recognized over the period earned.

Extraordinary Loss

     During fiscal 1994, the Predecessor Company retired $60 million of its 11.78% Senior Notes, which resulted in an extraordinary loss on early extinguishment of debt of $6,324,000, net of applicable tax benefit of $3,896,000. During fiscal 1995, the Company used the proceeds from the offering of $200 million of Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") to repay in full the $150 million senior subordinated credit facility and to prepay $50 million of its then existing credit facility which resulted in an extraordinary loss on early extinguishment of debt of $4,585,000, net of tax benefit of $2,824,000. On November 1, 1996, the Company repaid its Old Credit Facility (see Note 3) which resulted in an extraordinary loss on early extinguishment of debt of $6,360,000, net of tax benefit of $4,195,000. The accompanying financial statements reflect these charges as extraordinary items.

Advertising

     The Company expenses its advertising costs as incurred. Advertising expenses were $30,086,000, $11,472,000, $16,540,000 and $29,864,000 for fiscal
1994, the 20 weeks ended March 21, 1995, the 32 weeks ended October 28, 1995 and fiscal 1996, respectively.

Income (Loss) Per Common Share

     Income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period and is computed based upon net income or loss adjusted for preferred stock dividends and accretion. On October 24, 1996, the Company declared a 14.638-for-1 stock split for each outstanding share of its Common Stock and Class B Common Stock. All per share data has been adjusted to reflect the stock split.

     In accordance with the rules of the Securities and Exchange Commission, 85,998 shares of common stock issued and 32,750 equivalent shares using the treasury stock method for outstanding stock options granted after March 22, 1995 have been treated as outstanding for all subsequent periods in calculating earnings per share because such shares were issued and such options are exercisable at prices below the initial public offering price.

Supplemental Cash Flow Disclosure

     Cash paid for income taxes was $5,555,000, $3,115,000, $4,230,000 and
$110,000 for fiscal 1994, the 20 weeks ended March 21, 1995, the 32 weeks ended October 28, 1995 and fiscal 1996, respectively. Cash paid for interest was $37,704,000, $15,835,000, $35,638,000 and $76,563,000 for fiscal 1994, the 20 weeks ended March 21, 1995, the 32 weeks ended October 28, 1995, and fiscal 1996, respectively. Capital lease obligations of $235,000 and $37,900,000 were entered into during fiscal 1994 and fiscal 1996, respectively. None were entered into in fiscal 1995.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain prior period amounts in the financial statements have been reclassified to conform with the November 2, 1996 presentation.

New Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in fiscal 1997 and, based on current circumstances, does not believe the effect of the adoption will be material.

     The Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation, which allows the adoption of a fair value based method of expense recognition for stock-based compensation awards granted to employees or allows companies to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees ("APB 25"), and disclose pro forma net income and earnings per share calculated as if Statement 123 had been adopted. Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company intends to continue to apply APB 25 and make the appropriate pro forma disclosure beginning in fiscal 1997.

2.  PROPERTY, EQUIPMENT AND CAPITAL LEASES

     Property, equipment and capital leases consist of the following (dollars in thousands):


                                                 OCT. 28,   NOV. 2,
                                                   1995      1996
                                                 --------  --------

PROPERTY AND EQUIPMENT
Land ..........................................  $ 37,795  $ 35,952
Buildings and leasehold improvements ..........    72,518    76,387
Fixtures and equipment ........................   113,293   104,391
Construction in progress ......................     2,471    20,667
Lease rights ..................................    50,229    46,465
                                                 --------  --------

CAPITAL LEASES
Buildings .....................................    94,501    94,501
Fixtures and equipment ........................       440    38,340
                                                 --------  --------
    Total .....................................   371,247   416,703

Less Accumulated depreciation and amortization:
 Property and equipment                          (13,159)  (32,734)
 Capital leases ...............................   (5,073)  (15,745)
                                                 --------  --------
                                                 $353,015  $368,224
                                                 ========  ========


3.  LONG-TERM DEBT

     Long-term senior debt consists of the following (dollars in thousands):





                                                  OCT. 28,   NOV. 2,
                                                    1995      1996
                                                  --------  --------

Revolving Credit Facility ......................  $     --  $ 95,000
Term Loan ......................................        --   100,000
Old Credit Facility.............................   279,129        --
Other ..........................................    11,751     6,020
                                                  --------  --------
                                                   290,880   201,020
Less: Current portion ..........................     9,771       376
                                                  --------  --------
                                                  $281,109  $200,644
                                                  ========  ========


     On November 1, 1996, the Company entered into a credit facility with a syndicate of financial institutions (the "New Credit Facility"). The New Credit Facility provides for a $100 million amortizing term loan (the "New Term Loan"), a $105 million revolving term facility (the "New Revolving Term Facility") and a $120 million revolving facility (the "New Revolving Facility" and together with the New Revolving Term Facility the "New Revolving Facilities"), each of which has a six and one-half year term. The New Revolving Facility is available for working capital and general corporate purposes, including up to $50 million to support letters of credit. The Company utilizes letters of credit to cover workers' compensation self-insurance liabilities and for other general purposes. Letters of credit for approximately $17.2 million were issued under the New Credit Facility at November 2, 1996. Up to $20 million of the New Revolving Facility is available as a swingline facility (i.e., a facility which permits same-day borrowings directly from the agent under the New Credit Facility). The Company is not required to reduce borrowings under the New Revolving Facilities by a specified amount each year. The New Term Loan requires quarterly amortization payments commencing in fiscal 1998 in amounts ranging from $2.5 million to $7.5 million per quarter. The Company will also be required to make prepayments under the New Credit Facility, subject to certain exceptions, with a percentage of its consolidated excess cash flow and with the proceeds from certain asset sales, issuances of debt securities and any pension plan reversions.

     Borrowings under the New Credit Facility bear interest at a rate equal to, at the option of the Company, the Base Rate (as defined) plus a maximum .50% per annum or the reserve adjusted Euro-Dollar Rate (as defined) plus a maximum 1.5% per annum (subject to reduction). Up to $20 million of the Revolving Facility is available as a swingline facility and loans outstanding under the swingline facility shall bear interest at the Base Rate plus .125% per annum (subject to reduction as certain financial tests are satisfied). The Company will pay the issuing bank a fee of .25% per annum on each standby letter of credit and a fee to be negotiated with the issuing bank on each commercial letter of credit and will pay the lenders under the New Revolving Facility a letter of credit fee for standby letters of credit and commercial letters of credit equal to the applicable margin for Euro-Dollar loans under the Revolving Facility. In addition, the Company will pay a commitment fee on the unused portions of the Revolving Term Facility and Revolving Facility. The New Credit Facility may be prepaid in whole or in part without premium or penalty.

     In connection with the Acquisition, the Company and its subsidiaries entered into a credit facility with a syndicate of financial institutions (the
"Old Credit Facility").   The Old Credit Facility initially provided for (i)
term loans in the aggregate amount of $330 million, comprised of $140 million Tranche A Loans, $60 million Tranche B Loans, $65 million Tranche C Loans, and $65 million Tranche D Loans; and (ii) a $100 million Revolving Credit Facility. The Old Credit Facility was repaid in connection with the Company's IPO.

     The New Credit Facility, among other things, requires Dominick's and its subsidiaries to maintain minimum levels of Consolidated Net Worth (as defined), and to comply with certain ratios related to Fixed Charges (as defined) and Indebtedness (as defined). In addition, the New Credit Facility limits, among other things, additional borrowings, dividends on, and redemption of capital stock, certain other payments from Dominick's to the Company, capital expenditures, incurrence of lease obligations, and the acquisition and disposition of assets. At November 2, 1996, the Company and its subsidiaries were in compliance with the financial covenants of its debt agreements.

     Substantially all of the assets of the Company and its subsidiaries are pledged as security under the New Credit Facility or other long-term debt.

     On May 4, 1995, Dominick's issued $200 million principal amount of Senior Subordinated Notes in connection with the Acquisition. The Senior Subordinated Notes bear interest, payable semi-annually on May 1 and November 1, at an annual rate of 10.875%. The Senior Subordinated Notes, which are due on May 1, 2005, are subordinated to all Senior Indebtedness (as defined) of Dominick's, and may be redeemed beginning in fiscal year 2000 at a redemption price of 104.833%. The redemption price declines ratably to 100% in fiscal 2004. In addition, on or prior to May 1, 1998, Dominick's may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined) to redeem up to an aggregate of $66.7 million principal amount of the Senior Subordinated Notes at redemption prices of 109.667% in 1996, declining to 108.458% in 1997.

     Aggregate maturities of long-term debt as of November 2, 1996, excluding capital lease obligations, for each of the next five fiscal years are as follows (dollars in thousands):


            1997 .................................................... $   376
            1998 ....................................................   7,877
            1999 ....................................................  10,318
            2000 ....................................................  14,097
            2001 ....................................................  19,113

   During fiscal 1996 the Company's effective interest rate was 9.2%.


4.  LEASES

     The Company leases land, retail stores, and equipment. Many of the property leases obligate the Company to pay real estate taxes, insurance, and maintenance costs and contain multiple renewal options generally covering additional periods ranging from 15 to 30 years. Many of the leases require contingent rental payments, which are based primarily upon sales at the various retail stores, adjusted for certain expenses paid by the Company. Rent expense totaled $17,704,000 including $275,000 for contingent rentals for fiscal 1994, $6,511,000 and $167,000, respectively, for the 20 weeks ended March 21, 1995, $10,419,000 and $271,000, respectively for the 32 weeks ended October 28, 1995 and $17,710,000 and $525,000, respectively for fiscal 1996.

     The future minimum lease payments under noncancelable operating and capital leases as of November 2, 1996 for each of the next five fiscal years and thereafter are as follows (dollars in thousands):

                                                  Operating   Capital
                                                    Leases     Leases
                                                  ---------  --------
  1997..........................................   $ 21,265  $ 25,704
  1998..........................................     21,282    25,582
  1999..........................................     21,265    25,529
  2000..........................................     21,625    25,086
  2001..........................................     21,215    24,308
  Thereafter....................................    190,919   119,643
                                                   --------  --------
  Total minimum lease payments..................   $297,571   245,852
                                                   ========  ========
  Less: Amount representing interest............             (106,124)
                                                             --------
  Present value of net minimum lease payments...             $139,728
                                                             ========

    The present value of net minimum capital lease payments includes $28,173,000 due to related parties.


     During fiscal 1996, the Company entered into certain sale and leaseback agreements whereby certain fixtures and equipment were sold for approximately $37.3 million and then leased back. A gain of $3.7 million was realized on the sales which has been deferred and is being amortized over the lives of the leases.

5.  CAPITAL STOCK

     The authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, $.01 par value per share, 10,000,000 shares of Non-Voting Common Stock $.01 par value per share (of which 8,500,000 shares have been designated Class B Common Stock) and 4,000,000 shares of preferred stock, par value $.01 per share, the "Preferred Stock" (of which 40,000 shares have been designated Redeemable Preferred Stock). All common stock is entitled to dividends, if any, as may be declared by the Board of Directors. Certain dividend restrictions exist as more fully described in Note 3. The Common Stock is voting, and the Class B Common Stock is non-voting. Additionally, the Class B Common Stock is convertible at the option of the holder, on a share-for-share basis, into Common Stock if certain conditions are met.

Initial Public Offering

     On November 1, 1996, the Company completed the IPO which resulted in the issuance of 5.9 million additional shares of Common Stock. Net proceeds to the Company from the IPO, after deducting issuance costs, were $97.7 million. The Company used $50.8 million of the proceeds to repurchase all of its outstanding Redeemable Preferred Stock on January 2, 1997 and paid a $0.9 million preferred stock dividend on November 1, 1996. Had the IPO and the Redeemable Preferred Stock repurchase occurred as of October 29, 1995, net income available for common shareholders for fiscal 1996 would have been $532,000 (or $.02 per share) reflecting lower interest expense, preferred stock accretion and related dividends. Cash raised from the IPO was invested in short-term interest bearing securities until the Redeemable Preferred Stock repurchase occurred. The invested cash balance of $50.8 million has been presented on the accompanying Consolidated Balance Sheet as Cash reserved for stock redemption.

     Additionally, $35.9 million of the IPO proceeds, together with $45.0 million of available cash and $193.6 million of proceeds under the New Credit Facility were used to repay all of the outstanding borrowings under the Old Credit Facility (see Note 3). The remaining proceeds were used to pay expenses and terminate a consulting agreement with The Yucaipa Companies ("Yucaipa").

1995 Stock Option Plan

     The Company maintains a stock option plan (the "1995 Plan") for the officers and key employees which provides for non-qualified and incentive options. The Board of Directors determines the option price (not to be less than fair value for incentive options) at the date of grant. The options generally expire on the tenth anniversary of their respective grant date and become exercisable over a specified vesting period. The total number of shares that may be issued under the 1995 Plan is 966,835.

     A summary of stock option activity is as follows:

                                                    NUMBER OF
                                                     SHARES
                                                    --------
                   Outstanding at March 22, 1995          --
                    Granted                          970,387
                    Exercised                             --
                    Canceled                              --
                                                    --------
                   Outstanding at October 28, 1995   970,387
                    Granted                           16,468
                    Exercised                             --
                    Canceled                         (20,020)
                                                    --------
                   Outstanding at November 2, 1996   966,835
                                                    ========


     At November 2, 1996, 483,422 of the options were non-qualified options and 483,413 were incentive options. The incentive options have an option price per share of $6.83 to $13.66 and the non-qualified options have an option price per share of $1.71. As of November 2, 1996, 541,974 options were exercisable and there were no shares available for future grants under the 1995 Plan.

1996 Equity Participation Plan

     On October 28, 1996, the Company adopted the 1996 Equity Participation Plan (the "1996 Plan") to enable key executive officers, other key employees, independent directors and consultants of the Company to participate in the ownership of the Company. The 1996 Plan provides for the award to executive officers, other key employees, independent directors and consultants of the Company of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, dividend equivalents and stock payments and provides for the grant to executive officers, other key employees, independent directors and consultants of non-qualified stock options. Awards under the 1996 Plan may provide participants with rights to acquire shares of Common Stock.

     A maximum of 1,000,000 shares have been reserved for issuance under the 1996 Plan. As of November 2, 1996, there have been no awards granted under the 1996 Plan.

Warrant

     At the time of the Acquisition, the Company issued to Yucaipa a warrant (the "Warrant") to purchase up to 3,874,492 shares of Common Stock at an exercise price of $20.732 per share. The Warrant expires on March 22, 2000. In the event that certain financial performance conditions are met, however, the expiration date may be extended to March 22, 2002. Additionally, at the option of Yucaipa, the Warrant is exercisable without the payment of cash consideration, pursuant to which the Company will withhold from the shares otherwise issuable upon exercise thereof the number of shares having a market value as of the exercise date equal to the aggregate exercise price.

Stock Appreciation Rights Plan (Predecessor Company)

     The Predecessor Company had a Stock Appreciation Rights ("SARs") plan for certain officers and key management employees. The plan provided for additional compensation to be accrued on the difference between the book value per share of common stock at the end of each fiscal year and the book value per share at the later of the grant date or the last day of the prior fiscal year. As a result of the Acquisition, the SARs became fully vested and were valued at market value. Compensation expense incurred related to all SARs outstanding was $1,966,000 in fiscal 1994 and $673,000 during the 20 weeks ended March 21, 1995. In connection with the Acquisition, all obligations under the Predecessor Company's stock appreciation rights plan were discharged and the plan was terminated. As a result of the Acquisition, the Predecessor Company recorded a charge of $26,152,000, reflecting the difference in fair market value and book value of the SARs at March 21, 1995.

6.  REDEEMABLE EXCHANGEABLE CUMULATIVE PREFERRED STOCK

     The Company has designated 40,000 of its 4,000,000 authorized shares of Preferred Stock as Redeemable Preferred Stock. The remaining 3,960,000 shares have not been designated.

     In connection with the Acquisition, the Company issued 40,000 shares of Redeemable Preferred Stock. The holders of the Redeemable Preferred Stock are entitled to cumulative dividends, when and if declared by the Board of Directors, and preference in liquidation over holders of Common Stock at $1,000 per share plus accrued but unpaid dividends, if any. On November 1, 1996, a dividend totaling $875,000 was paid to the holder of the Redeemable Preferred Stock.

     In connection with the IPO the Company entered into an agreement to repurchase all of the outstanding Redeemable Preferred Stock on January 2, 1997 (see note 12). Selected pro forma information regarding the repurchase is as follows:


                                                   NOVEMBER 2, 1996
                                               ------------------------
                                                 ACTUAL     AS ADJUSTED
                                               -----------  -----------
                                               (DOLLARS IN THOUSANDS)

        Cash reserved for stock redemption ..      $50,780     $     --
        Current maturities ..................       10,052       10,052
        Total long-term debt ................      530,696      530,696
        Redeemable Preferred Stock ..........       50,780           --
        Total stockholders' equity ..........      179,071      179,071


7.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following (dollars in thousands):

                           PREDECESSOR COMPANY       COMPANY
                           -------------------  ------------------
                           52 WEEKS   20 WEEKS  32 WEEKS  53 WEEKS
                            ENDED      ENDED     ENDED     ENDED
                           OCT. 29,  MARCH 21,  OCT. 28,   NOV. 2,
                             1994       1995      1995      1996
                           --------  ---------  --------  --------

Current:
 Federal ...............     $8,296    $(2,543)  $(4,539)    $2,238
 State .................      1,585       (702)   (1,153)       833
                           --------  ---------  --------   --------
                              9,881     (3,245)   (5,692)     3,071
Deferred:
 Federal ...............       (300)    (3,027)    6,214      3,573
 State .................       (345)      (863)    1,411        741
                           --------  ---------  --------   --------
                               (645)    (3,890)    7,625      4,314
                           --------  ---------  --------   --------
                             $9,236   $ (7,135)  $ 1,933     $7,385
                           ========  =========  ========   ========

A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate of 35% is as follows (dollars in thousands):

                                             PREDECESSOR COMPANY       COMPANY
                                             -------------------  ------------------
                                             52 WEEKS   20 WEEKS  32 WEEKS  53 WEEKS
                                              ENDED      ENDED     ENDED     ENDED
                                             OCT. 29,  MARCH 21,  OCT. 28,   NOV. 2,
                                               1994       1995      1995      1996
                                             --------  ---------  --------  --------
Federal income taxes at statutory
 rate on income before provision for
 income taxes, extraordinary loss
 and cumulative effect of
 accounting change ........................    $8,434    $(6,397)    $(501)   $2,385
Non-tax deductible goodwill amortization ..        --         --     2,417     4,450
State income taxes, net of federal
 income tax benefit .......................       805       (828)       10       324
Other, net ................................       (3)         90         7       226
                                             --------  ---------  --------  --------
                                               $9,236   $ (7,135)   $1,933    $7,385
                                             ========  =========  ========  --------


     Significant components of the Company's deferred income tax liabilities and assets are as follows (dollars in thousands):


                                                      1995     1996
                                                     -------  -------
           Deferred income tax liabilities:
            Inventory .............................  $10,773  $10,688
            Property and equipment ................   25,972   27,031
            State income taxes ....................    1,989    1,696
            Trademarks ............................    8,917    8,733
            Other .................................    3,521    2,462
                                                     -------  -------
           Total deferred income tax liabilities ..   51,172   50,610
           Deferred income tax assets:
            Accrued vacation ......................    2,830    3,079
            Capital leases ........................    3,937    5,305
            Alternative minimum tax ...............    6,386    6,385
            Accrued self-insurance ................   16,665   16,864
            Capitalized inventory .................    2,111    2,377
            Other accrued liabilities .............   21,567   19,958
            Other .................................    2,751    5,897
                                                     -------  -------
           Total deferred income tax assets .......   56,247   59,865
                                                     -------  -------
           Net deferred income tax assets .........   (5,075)  (9,255)
            Less:  Valuation allowance                11,120   11,120
                                                     -------  -------
           Net deferred income tax liabilities ....  $ 6,045  $ 1,865
                                                     =======  =======



8.  PROFIT-SHARING AND RETIREMENT PLANS

     The Company has trusteed, contributory profit-sharing plans (the "Plans") covering substantially all full-time employees. Plan participants are allowed to contribute a specified percentage of their compensation into the Plans. The amount of the Company's contribution is at the discretion of the Board of Directors, subject to limitations of the Plans.

     Under the provisions of several collective bargaining agreements covering hourly paid employees, the Company is required to make pension contributions to multi-employer retirement plans based primarily on hours worked by such employees.

     Retirement and profit-sharing plan expenses included in the Consolidated Statements of Operations were $14,572,000 for fiscal 1994, and $5,950,000 for the 20 weeks ended March 21, 1995, $8,638,000 for the 32 weeks ended October 28, 1995, and $14,408,000 for fiscal 1996.

9.  RELATED PARTY TRANSACTIONS

     The Company has a five-year management agreement with Yucaipa effective November 1, 1996 for management and financial services. The agreement is automatically renewed on April 1 of each year for a five-year term unless 90 days notice is given by either party. The agreement provides for annual management fees equal to $1.0 million. In addition, the Company may retain Yucaipa in an advisory capacity in connection with certain acquisition or sale transactions and in such case will pay an advisory fee equal to 1% of the transaction value.

     On November 1, 1996, the Company terminated a previous consulting agreement with Yucaipa, which agreement called for fees equal to 2% of EBITDA (as defined). A fee of $10.5 million related to such termination was paid to Yucaipa on November 1, 1996. In addition, pursuant to the previous consulting agreement, Yucaipa received a fee of $14 million for advisory and other services provided in connection with the Acquisition. Fees paid or accrued associated with management services were $1,490,000 during the 32 weeks ended October 28, 1995 and $2,636,000 during fiscal 1996.

10.  COMMITMENTS AND CONTINGENCIES

     On March 16, 1995, a lawsuit was filed against Dominick's by two former employees of Dominick's. The plaintiffs' original complaint asserted allegations of gender discrimination and sought compensatory and punitive damages in an unspecified amount. The plaintiffs subsequently filed two amendments to the original complaint which have added seven additional plaintiffs and asserted allegations of national origin discrimination. The plaintiffs' motion for class certification is currently pending before the court. The Company plans to vigorously defend this lawsuit. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

     The Company is also a defendant in other cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Certain of the Company's facilities have had or may have had releases of hazardous materials associated with Dominick's operations or those of current or prior occupants that may require remediation. The costs to remediate such environmental contamination are currently estimated to range from approximately $4.1 million to $5.7 million. Pursuant to the stock purchase agreement in connection with the Acquisition, one-half of such remediation costs up to $10 million and 75% of such remediation costs between $10 million and $20 million will be paid by the prior owners of Dominick's. Accordingly, the Company has accrued $4.3 million to reflect its estimated liability for environmental remediation. The Company does not believe that the ultimate liability related to remediation will have a material adverse affect on the Company's financial position or results of operations.

     The Company self-insures workers' compensation and general liability claims. During fiscal 1994 and the 20 weeks ended March 21, 1995, the Predecessor Company discounted its workers' compensation liability using a 7.5% discount rate. During the 32 weeks ended October 28, 1995 and fiscal 1996, all self-insurance liabilities were discounted using a 7.5% discount rate. Management believes that this rate approximates the time value of money over the anticipated payout period (approximately 12 years) for essentially risk-free investments.

     The historical self-insurance liability information is as follows (dollars in thousands):


                                                OCT. 28,  NOV. 2,
                                                  1995     1996
                                                --------  -------

               Self-insurance liability ......   $55,898  $57,157
               Less: Discount ................   (8,231)  (8,727)
                                                --------  -------
               Net self-insurance liability ..   $47,667  $48,430
                                                ========  =======


     The estimated cash payments for claims will aggregate approximately $17 million, $12 million, $9 million, $7 million and $5 million for fiscal years 1997, 1998, 1999, 2000 and 2001, respectively.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):


                                                     NOVEMBER 2, 1996
                                                   --------------------
                                                   CARRYING
                                                    AMOUNT   FAIR VALUE
                                                   --------  ----------

        Cash and cash equivalents ...............   $32,735     $32,735
        Short-term notes and other receivables ..    16,723      16,723
        Senior Subordinated Notes ...............   200,000     224,000
        Bank Credit Facility ....................   195,000     195,731
        Other ...................................     6,020       6,020


     The fair value of the Senior Subordinated Notes and the New Credit Facility are based on quoted market prices. Market quotes for the fair value of the remainder of the Company's debt are not available.

12.  SUBSEQUENT EVENT

     On January 2, 1997, the Company repurchased all of its outstanding Redeemable Preferred Stock (see Note 6). Upon completion of the repurchase, the Company has 4,000,000 shares of Preferred Stock authorized, none of which is issued and outstanding.

13.  QUARTERLY DATA (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                             FISCAL 1996
                                                --------------------------------------
                                                 FIRST    SECOND     THIRD    FOURTH
                                                QUARTER   QUARTER   QUARTER   QUARTER
                                                12 WEEKS  12 WEEKS  16 WEEKS  13 WEEKS
                                                --------  --------  --------  --------

Sales ........................................  $584,362  $556,880  $759,309  $611,411
Gross profit .................................   131,954   129,008   176,074   141,932
Operating income .............................    19,330    18,886    26,443    12,450
Net income (loss) before extraordinary loss ..       669       728     1,716    (3,685)
Extraordinary loss ...........................        --        --        --    (6,360)
Net income (loss) ............................       669       728     1,716   (10,045)
Net income (loss) per common share ...........      (.05)     (.06)     (.03)     (.82)

                                                               FISCAL 1995
                                                --------------------------------------
                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                12 WEEKS  12 WEEKS  16 WEEKS  12 WEEKS
                                                --------  --------  --------  --------
Sales ........................................        --        --  $739,037  $544,630
Gross profit .................................        --        --   168,112   127,676
Operating income .............................        --        --    21,114    19,049
Net income before extraordinary loss .........        --        --    (1,081)   (1,301)
Extraordinary loss ...........................        --        --    (4,585)       --
Net loss .....................................        --        --    (5,666)   (1,301)
Net loss per common share ....................        --        --      (.49)     (.18)



Comments on Quarterly Data:

     Per share data have been adjusted to reflect a 14.638-for-1 stock split effective October 24, 1996.

     Quarterly data for the first and second quarter of fiscal 1995 have not been provided as such periods are pre-acquisition periods and are not meaningful for comparative purposes.

     The termination of the Company's consulting agreement with Yucaipa during the fourth quarter of 1996 resulted in a $10.5 million charge (or $6.3 million net of tax benefit of $4.2 million).