Form 10-Q
period 1997-01-25
DOMINICKS SUPERMARKETS INC
filed 1997-03-11
CIK 943563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended January 25, 1997


                     Commission file number  1-12353

                      DOMINICK'S SUPERMARKETS, INC.
            (Exact name of registrant as specified in charter)


               Delaware                                94-3220603
          (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)         Identification Number)

               505 Railroad Avenue
               Northlake, Illinois                          60164
          (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including  area code: (708)  562-1000





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file
  such  reports),  and   (2)  has  been   subject  to  such   filing
  requirements for at least the past 90 days.  YES [X]  NO [ ].

     At March 3, 1997 there were 16,080,074 shares of Common Stock outstanding and 5,278,962 shares of Non-Voting Common Stock outstanding.

                               TABLE OF CONTENTS
                        PART  I. FINANCIAL INFORMATION


  Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of
              January 25, 1997 (unaudited) and November 2, 1996             1

            Consolidated Statements of Operations for the  12 weeks
             ended January 25, 1997 and January 20, 1996 (unaudited)        2

            Consolidated  Statements of Cash Flows for the  12 weeks
             ended January 25, 1997 and January 20, 1996 (unaudited)        3

            Notes to Consolidated Financial Statements                      4

  Item 2.  Management's  Discussion  and  Analysis  of  Financial
            Condition and Results of Operations                             5






PART II.  OTHER INFORMATION


  Item 1.  Legal Proceedings                                                8

  Item 2.  Changes in Securities                                            9

  Item 3.  Defaults Upon Senior Securities                                  9

  Item 4.  Submission of Matters to a Vote of Security Holders              9

  Item 5.  Other Information                                                9

  Item 6.  Exhibits and Reports on Form 8-K                                 9


  Signatures                                                               10

  PART I.  FINANCIAL INFORMATION
  Item 1.     Consolidated Financial Statements

                          DOMINICK'S SUPERMARKETS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                      January 25, 1997     November 2, 1996
    ASSETS                                                            (unaudited)
     Current assets:
      Cash and cash equivalents                                      $       21,191       $       32,735
      Cash reserved for stock redemption                                          -               50,780
      Receivables, net                                                       20,694               16,723
      Inventories                                                           203,947              203,411
      Prepaid expenses and other                                             24,059               21,860
         Total current assets                                               269,891              325,509
      Property and equipment, net                                           383,649              368,224
     Other assets:
      Deferred financing costs, net                                          11,271               11,524
      Goodwill, net                                                         417,656              420,182
      Other                                                                  27,215               27,546
        Total other assets                                                  456,142              459,252
     Total assets                                                      $  1,109,682         $  1,152,985

   LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Accounts payable                                                $     158,309         $    187,787
      Accrued payroll and related liabilities                                28,441               30,896
      Taxes payable                                                          26,081               18,234
      Other accrued liabilities                                              67,127               61,465
      Current portion of long-term debt                                         377                  376
      Current portion of capital lease obligations                           11,337                9,676
       Total current liabilities                                            291,672              308,434
     Long-term debt:
      Term loans                                                            215,578              200,644
      Senior subordinated debt                                              200,000              200,000
     Capital lease obligations                                              135,832              130,052
     Deferred income taxes and other liabilities                             82,319               84,004
     Redeemable Exchangeable Cumulative
      Preferred Stock Series A, $.01 par value, 40,000 shares
      authorized, issued and outstanding at November 2, 1996,
      liquidation and redemption at $1,000 per share plus accumulated
         and unpaid dividends                                                    -                50,780
     Stockholders' equity:
      Common Stock, $.01 par value 50,000,000 shares authorized,
        16,080,074 issued and outstanding at January 25, 1997 and
        November 2, 1996                                                       161                   161
      Non-Voting Common Stock, $.01 par value, 10,000,000 shares authorized, 5,278,962 shares issued and outstanding at
        January 25, 1997 and November 2, 1996                                   52                    52
      Additional paid-in capital                                           205,419               205,394
      Accumulated deficit                                                  (21,351)              (26,536)
        Total stockholders' equity                                         184,281               179,071
     Total liabilities and stockholders' equity                       $  1,109,682          $  1,152,985

                                                                See accompanying notes.

                             DOMINICK'S SUPERMARKETS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)
                                    (unaudited)






                                                                      12 Weeks                   12 Weeks
                                                                        Ended                      Ended
                                                                  January 25, 1997          January 20, 1996
                                                                        <C)
     Sales                                                              $  602,923                 $ 584,362

     Cost of sales                                                         460,616                   452,410

     Gross profit                                                          142,307                   131,952

     Selling, general and administrative expenses                          119,012                   112,622

     Operating income                                                       23,295                    19,330

     Interest expense                                                       12,911                    16,514

     Income before income taxes                                             10,384                     2,816

     Income tax expense                                                      5,199                     2,146
     Net income                                                              5,185                       670
     Preferred stock accretion                                                   -                     1,509

     Net income (loss) attributable to common stockholders             $     5,185               $      (839)

     Per Share
     Income (loss) per common share                                    $      0.23               $      (.05)
     Average number of common and common equivalent
       shares outstanding                                                   22,118                    15,489

                                                                     See accompanying notes.

                                                             DOMINICK'S SUPERMARKETS, INC.
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (in thousands)
                                                                        (unaudited)

                                                                      12 Weeks                  12 Weeks
                                                                        Ended                     Ended
                                                                  January 25, 1997          January 20, 1996

     Cash flows from operating activities:
     Net income                                                     $        5,185            $          670
     Adjustments to reconcile net income to net cash
       used in operating activities:
      Depreciation and amortization                                         12,021                    10,164
      Amortization of deferred financing costs                                 252                       812
      Gain on disposal of assets                                               (44)                        -
      Changes in operating assets and liabilities:
       Receivables                                                          (3,972)                    3,643
       Inventories                                                            (536)                    1,856
       Prepaid expenses                                                     (3,064)                     (985)
       Accounts payable                                                    (29,478)                  (33,521)
       Accrued liabilities and taxes payable                                 9,117                    (7,273)
     Total adjustments                                                     (15,704)                  (25,304)
     Net cash used in operating activities                                 (10,519)                  (24,634)

     Cash flows from investing activities:
     Capital expenditures                                                  (21,108)                   (3,563)
     Proceeds from sale of assets                                               56                       117
     Net cash used in investing activities                                 (21,052)                   (3,446)

     Cash flows from financing activities:
     Principal payments for long-term debt and
      capital lease obligations                                             (4,013)                   (9,951)
     Proceeds from sale-leaseback of assets                                  8,848                    16,911
     Increase in revolving debt                                             15,000                         -
     Redemption of preferred stock                                         (50,780)                        -
     Deferred financing costs and other                                        192                      (322)
     Net cash provided by (used in) financing activities                   (30,753)                    6,638

    Net decrease in cash and cash equivalents                              (62,324)                  (21,442)
    Cash and cash equivalents (including $50.8
       million of cash reserved for preferred stock
        redemption in 1997)  at beginning of period                         83,515                    55,551

    Cash and cash equivalents at end of period                        $     21,191            $       34,109


                                                      See accompanying notes.

                       DOMINICK'S SUPERMARKETS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated balance sheet of Dominick's Supermarkets Inc. (together with its subsidiaries, the ``Company'') as of Ja nuary 25, 1997, and the consolidated statements of operations and cash flows for the 12-week period ended January 25, 1997, and January 20, 1996, are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

     On November 1, 1996, the Company completed its initial public offering of Common Stock (the "IPO") which resulted in the issuance of
5.9 million additional shares of Common Stock. Net proceeds to the Company from the IPO, after deducting issuance costs, were $97.7 million. The Company used $50.8 million of the proceeds to repurchase all of its outstanding redeemable preferred stock on January 2, 1997 (and paid a $0.9 million preferred stock dividend on November 1, 1996).

     Additionally, $35.9 million of the IPO proceeds, together with $45.0 million of available cash and $193.6 million of proceeds under the Company's credit facility was used to repay all of the outstanding borrowings under the Company's then existing credit facility. The remaining IPO proceeds were used to terminate a consulting agreement.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to October 31. The Company operates supermarkets in Chicago, Illinois, and its suburbs. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no operations other than those of its subsidiaries.


     Inventories

     Inventories are stated at the lower of cost, primarily using the last-in, first-out (LIFO) method, or market. If inventories had been valued using replacement cost, inventories would have been higher by $3,960,000 and $3,355,000 at January 25, 1997 and November 2, 1996,
respectively, and gross profit and operating income would have been greater by $605,000 and $450,000 for the 12 weeks ended January 25, 1997 and January 20, 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following  table  sets  forth the historical  results  of  the
Company for the 12 weeks ended  January 25, 1997 and   for the 12  weeks
ended January 20, 1996, expressed in millions of dollars and as a percentage of sales.

                                                                               12 Weeks Ended
                                                                  January 25, 1997           January 20,1996
                                                                                 (unaudited)
Sales                                                             $602.9     100.0 %         $584.4    100.0 %
Gross profit                                                       142.3      23.6 %          132.0     22.6 %
Selling, general and
  administrative expenses                                          119.0      19.7 %          112.6     19.3 %
Operating income                                                    23.3       3.9 %           19.3      3.3 %
Interest expense                                                    12.9       2.1 %           16.5      2.8 %
Income tax expense                                                   5.2       0.9 %            2.1      0.4 %
Net income                                                           5.2       0.9 %            0.7      0.1 %
Preferred stock accretion                                              -         -              1.5      0.2 %
Net income (loss) attributable to common stockholders                5.2       0.9 %           (0.8)    (0.1 %)

Comparison of Results of Operations for  the 12 Weeks Ended January  25, 1997
 with the 12 Weeks Ended January 20, 1996

     Sales: Sales increased $18.5 million, or 3.2%, from $584.4 million in the 12 weeks ended January 20, 1996 to $602.9 million in the 12 weeks ended January 25, 1997. The increase in sales in the fiscal 1997 period was primarily attributable to the opening of four new Dominick's Fresh Stores in the fourth quarter of fiscal 1996, partially offset by a decrease in comparable store sales of 0.7%. The decrease in comparable store sales is due to greater remodel construction activity compared to the prior year period, which caused some disruption in 12 stores. Additionally, the shortened holiday season in the fiscal 1997 period also impacted sales.

     Gross Profit: Gross profit increased $10.3 million, or 7.8%, from $132.0 million in the 12 weeks ended January 20, 1996 to $142.3 million in the 12 weeks ended January 25, 1997. Gross profit as a percentage of sales increased from 22.6% in the 12 weeks ended January 20, 1996 to 23.6% in the 12 weeks ended January 25, 1997, due primarily to the Company's ongoing efforts to reduce its cost of goods through purchasing improvements and to increase sales and margins in its grocery and drug departments.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SG&A") increased $6.4 million, or 5.7%, from $112.6 million in the 12 weeks ended January 20, 1996 to $119.0 million in the 12 weeks ended January 25, 1997. SG&A increased from 19.3% of sales in the 12 weeks ended January 20, 1996 to 19.7% of sales in the 12 weeks ended January 25, 1997. The increase in SG&A as a percentage of sales reflects planned increases in rent and occupancy costs associated with new and replacement stores opening in the second half of fiscal 1996.

     Operating Income: Operating income for the 12 weeks ended January 25, 1997 increased $4.0 million, or 20.7%, from $19.3 million in the 12 weeks ended January 20, 1996 to $23.3 million as a result of the factors discussed above.

     Interest Expense: Interest expense decreased from $16.5 million in the 12 weeks ended January 20, 1996 to $12.9 million in the 12 weeks ended January 25, 1997. The decrease in interest expense was due to lower borrowings and interest rates following the Company's IPO.

     Net Income: Net income increased from $0.7 million in the 12 weeks ended January 20, 1996 to $5.2 million in the 12 weeks ended January 25, 1997 as a result of the factors discussed above. After deducting preferred stock accretion of $1.5 million in the 12 weeks ended January 20, 1996, net income (loss) attributable to common stockholders improved from a net loss of $0.8 million in the 12 weeks ended January 20, 1996 to net income of $5.2 million in the 12 weeks ended January 25, 1997.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flow from operations, borrowings under the New Revolving Facility (as defined below) and capital and operating leases. The Company's principal uses of liquidity are to provide working capital, finance capital expenditures and meet debt service requirements.

     On November 1, 1996, the Company completed its initial public offering of Common Stock (the "IPO") which resulted in the issuance of 5.9
million additional  shares of  Common Stock.   Net  proceeds to  the
Company from the IPO, after deducting issuance costs, were $97.7 million. The Company used $50.8 million of the proceeds to repurchase all of its outstanding redeemable preferred stock on January 2, 1997 (and paid a $0.9 million preferred stock dividend on November 1, 1996).

     Additionally, $35.9 million of the IPO proceeds, together with $45.0 million of available cash and $193.6 million of proceeds under the New Credit Facility (as defined below), were used to repay all of the outstanding borrowings under the Company's then existing credit facility. The remaining proceeds were used to terminate a consulting agreement. As a result of these changes, the Company's debt was reduced and it anticipates that its future results of operations will reflect reduced levels of interest expense.

     On November 1, 1996, the  Company entered  into a credit  facility
with  a   syndicate  of   financial  institutions   (the  ``New  Credit
Facility").   The  New Credit  Facility  provides  for a  $100  million
amortizing term loan (the "New Term Loan"), a $105 million revolving term facility (the ``New Revolving Term Facility'') and a $120 million revolving facility (the "New Revolving Facility," and together with the New Revolving Term Facility, the ``New Revolving Facilities''), each of which has a six and one-half year term. The New Revolving Facility is available for working capital and general corporate purposes, including up to $50 million to support letters of credit. Up to $20 million of the New Revolving Facility is available as a swingline facility (i.e., a facility which permits same-day borrowings directly from the agent under the New Credit Facility). The Company is not required to reduce borrowings under the New Revolving Facilities by a specified amount each year. The New Term Loan requires quarterly amortization payments commencing in second quarter of fiscal 1998 in amounts ranging from $2.5 million to $7.5 million per quarter. The Company will also be required to make prepayments under the New Credit Facility, subject to certain exceptions, with a percentage of its consolidated excess cash flow and with the proceeds from certain asset sales, issuance's of debt securities and any pension plan reversions.

     The Company used approximately $10.5 million of cash for operating activities during the 12 weeks ended January 25, 1997 compared to $24.6 million in the same period last year. The reduction in cash used for operating activities during the 12 weeks ended January 25, 1997 is attributable to lower interest expense and the timing of cash payments for interest. The Company anticipates that one of the principal uses of cash in its operating activities will be inventory purchases. However, supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $21.8 million at January 25, 1997.

     The Company's cash used in investing activities for the 12 weeks ended January 25, 1997 was $21.0 million, which consisted principally of capital expenditures related to store remodels, and, to a lesser extent, expenditures for warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

     The  Company   plans  to   make  gross   capital  expenditures   of
approximately $84 million (or $55 million net of expected capital leases) in fiscal 1997. Such expenditures consist of approximately $60 million related to remodels and new stores, as well as ongoing store expenditures for equipment and maintenance and approximately $24 million related to warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems. Management expects that these capital expenditures will be financed primarily through cash flow from operations and lease financing. During the 12 weeks ended January 25, 1997, the Company sold and leased-back under capital leases approximately $9 million of certain existing owned equipment.

     The capital expenditure plans discussed above do not include potential acquisitions which the Company could make to expand within its
existing market  or  to  enter contiguous  markets.    The Company
considers acquisition opportunities from time to time. In March 1997, the Company completed the purchase of Byerly's two Chicago area stores, which have been closed for remodeling to the "Fresh Store" format.
The Company is also evaluating other acquisition opportunities in its market area, although no agreements have been reached. Any such future acquisition depending on its size and the form of consideration may require the Company to seek additional debt or equity financing.

     The Company is a holding company that has no material operations other than its ownership of the capital stock of Dominick's Finer Foods,
Inc. (``Dominick's'').   As a  result,  the Company  is  dependent upon
distributions or advances from Dominick's to obtain cash to pay dividends or for other corporate purposes. Dominick's principal debt instruments generally restrict Dominick's from paying dividends or otherwise distributing cash to the Company, except under certain limited circumstances, including for the payment of taxes and, subject to limitations, for general administrative purposes.

     The Company, in the  ordinary course of its  business, is party  to
various legal  actions.    One case  currently  pending  alleges  gender
discrimination by Dominick's and seeks compensatory and punitive damages
in  an  unspecified   amount.     The  plaintiffs'   motion  for   class
certification is currently pending before the court. A federal magistrate has recommended that the female subclass be certified, see
"Legal Proceedings." Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the outcome of the class certification motion (and the size of any class certified), the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

     The Company is highly leveraged. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flows from operations, together with available borrowings under the New Revolving Facility and its other sources of liquidity (including capital and operating leases), will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years. However, there can be no assurance that the Company will generate sufficient cash flow from operations or that it will be able to make future borrowings under the New Credit Facility.



Effects of Inflation

     The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including the availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the supermarket industry, the Company has generally been able to maintain gross profit margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.



Cautionary Statement for Purposes of ``Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words "estimate,""expect,""project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of1933, as amended (the "Securities Act") and Section 21E of the
Securities Exchange Act  of 1934,  as amended  (the "Exchange Act").
Such  statements  are  subject  to  certain  risks  and   uncertainties,
including those  discussed below,  that could  cause actual  results  to
differ  materially  from   those  projected.     These   forward-looking
statements speak only  as of  the date hereof.   All  of these  forward-
looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the savings or other benefits anticipated in these forward looking
statements will be  achieved.   The following  important factors,  among
others, could cause the Company not to achieve the cost savings or other benefits contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants, including price-cutting strategies; (ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) inability to negotiate more favorable terms with suppliers or to improve working capital management; (v) increase in interest rates of the Company's cost of borrowing or a default under any material debt agreements; (vi)
inability to develop new stores in advantageous locations or to successfully convert existing stores; (vii) prolonged labor disruption;
(viii) deterioration in general of regional economic conditions; (ix) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (x) loss of customers as result of the conversion of store formats; (xi) adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (xii) inability to achieve future sales ; and (xiii) the unavailability of funds for capital expenditures. Many of such factors
are beyond the control  of the Company.   In addition,  there can be  no
assurance that unforeseen costs and expenses or other factors will not offset or adversely affect the projected cost savings or other benefits in whole or in part.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     On March 16, 1995, a lawsuit was filed in the United States District Court for the Northern District of Illinois against Dominick's
by two  employees of  Dominick's.   The plaintiffs'  original  complaint
asserted allegations of gender discrimination and sought compensatory and punitive damages in an unspecified amount. The plaintiffs filed an
amended complaint  on May 1, 1995.   The  amended complaint  added four
additional plaintiffs and asserted allegations of gender and national origin discrimination. The plaintiffs filed a second amended complaint August 16, 1996 adding three additional plaintiffs. The plaintiffs' motion for class certification is currently pending before the court.
On  February  21,  1997,  the  magistrate  judge  issued  a  report  and recommendation in which he recommended that the subclass of female employees be certified and that the subclass of Hispanic employees not be certified. That report and recommendation is now before the district court judge. The Company will object to the report and recommendation of the magistrate judge concerning the female subclass, and the plaintiffs are expected to object to the recommendation concerning the Hispanic subclass. The parties are currently in the process of briefing those objections. The district court is obligated to conduct a de novo review of the certification issue. The Company plans to vigorously defend this lawsuit. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to
predict the ultimate outcome  of this lawsuit.   If Dominick's was  held
liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the outcome of the class certification motion (and the size of any class certified), the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company.
Based  upon  the  current  state  of  the  proceedings,  the   Company's
assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

Item 2.   Changes in Securities
     None.

Item 3.   Defaults Upon Senior Securities
     None.

Item 4.   Submission of Matters to a Vote of Security Holders
     None.

Item 5.   Other Information
     None.

Item 6.   Exhibits and Reports on Form 8-K
     Exhibit 27 - Financial Data Schedule

                                     SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 10, 1997             DOMINICK'S SUPERMARKETS, INC.


                            /s/Robert A. Mariano

                               Robert A. Mariano
                               President and Chief Executive Officer




                          /s/ Darren W. Karst

                              Darren W. Karst
                              Executive Vice President, Chief Financial Officer