Form 10-Q
period 1997-04-19
DOMINICKS SUPERMARKETS INC
filed 1997-06-03
CIK 943563

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended April 19, 1997


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

     At May  27,  1997 there  were  16,354,147 shares  of  Common  Stock
  outstanding  and  5,004,889   shares  of   Non-Voting  Common   Stock
  outstanding.

                            TABLE OF CONTENTS



     PART I. FINANCIAL INFORMATION


  Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of
              April 19, 1997 (unaudited) and November 2, 1996               1

            Consolidated Statements of Operations for the 12 weeks
              ended April 19, 1997 and April 13, 1996 (unaudited)           2

           Consolidated Statements of Operations for the 24 weeks ended
              April 19, 1997 and April 13, 1996 (unaudited)                 3

           Consolidated Statements  of Cash Flows  for the 24  weeks
              ended April 19, 1997 and April 13, 1996 (unaudited)           4

           Notes to Consolidated Financial Statements (unaudited)           5

  Item 2.  Management's Discussion and Analysis of  Financial Condition
              and Results of Operations                                     6



     PART II. OTHER INFORMATION


  Item 1.  Legal Proceedings                                                10

  Item 2.  Changes in Securities                                            10

  Item 3.  Defaults Upon Senior Securities                                  10

  Item 4.  Submission of Matters to a Vote of Security Holders              10

  Item 5.  Other Information                                                11

  Item 6.  Exhibits and Reports on Form 8-K                                 11


  Signatures                                                                12

  PART I.  FINANCIAL INFORMATION
  Item 1.     Consolidated Financial Statements

                        DOMINICK'S SUPERMARKETS, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                                                           April 19, 1997    November 2, 1996
    ASSETS                                                                    (unaudited)
     Current assets:
      Cash and cash equivalents                                           $       27,644         $     32,735
      Cash reserved for stock redemption                                               -               50,780
      Receivables, net                                                            25,267               16,723
      Inventories                                                                217,726              203,411
      Prepaid expenses and other                                                  22,570               21,860
         Total current assets                                                    293,207              325,509
      Property and equipment, net                                                390,279              368,224
     Other assets:
      Deferred financing costs, net                                               11,057               11,524
      Goodwill, net                                                              415,176              420,182
      Other, net                                                                  26,884               27,546
        Total other assets                                                       453,117              459,252
     Total assets                                                          $   1,136,603         $  1,152,985

   LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Accounts payable                                                     $     185,195         $    187,787
      Accrued payroll and related liabilities                                     34,101               30,896
      Taxes payable                                                               28,963               18,234
      Other accrued liabilities                                                   72,547               61,465
      Current portion of long-term debt                                            2,880                  376
      Current portion of capital lease obligations                                11,755                9,676
       Total current liabilities                                                 335,441              308,434
     Long-term debt:
      Bank credit facilities and other                                           195,953              200,644
      Senior subordinated debt                                                   200,000              200,000
     Capital lease obligations                                                   133,636              130,052
     Deferred income taxes and other liabilities                                  83,404               84,004
     Redeemable Exchangeable Cumulative
      Preferred Stock Series A, $.01 par value, 40,000 shares authorized, issued and outstanding at November 2, 1996, liquidation and redemption at $1,000 per share plus accumulated and
       unpaid dividends                                                                -               50,780
     Stockholders' equity:
      Common Stock, $.01 par value 50,000,000 shares authorized,
        16,080,074 issued and outstanding at April 19, 1997 and
        November 2, 1996                                                             161                  161
      Non-Voting Common Stock, $.01 par value, 10,000,000 shares authorized, 5,278,962 shares issued and outstanding at
        April 19, 1997 and November 2, 1996                                           52                   52
      Additional paid-in capital                                                 205,425              205,394
      Accumulated deficit                                                        (17,469)             (26,536)
        Total stockholders' equity                                               188,169              179,071
     Total liabilities and stockholders' equity                             $  1,136,603         $  1,152,985

                                               See accompanying notes.

                        DOMINICK'S SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                  (unaudited)


                                                                                  12 Weeks           12 Weeks
                                                                                     Ended              Ended
                                                                            April 19, 1997     April 13, 1996
     Sales                                                                      $  583,455         $  556,880
     Cost of sales                                                                 442,427            427,872

     Gross profit                                                                  141,028            129,008

     Selling, general and administrative expenses                                  119,219            110,121

     Operating income                                                               21,809             18,887

     Interest expense                                                               13,765             15,816

     Income before income taxes                                                      8,044              3,071

     Income tax expense                                                              4,163              2,343
     Net income                                                                      3,881                728
     Preferred stock accretion                                                           -              1,561

     Net income (loss) attributable to common stockholders                      $    3,881         $     (833)

     Per Share
     Income (loss) per common share                                             $     0.18         $     (.06)
     Average number of common and common equivalent
       shares outstanding                                                           22,117             15,474


                                                    See accompanying notes.

                        DOMINICK'S SUPERMARKETS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                (unaudited)


                                                                            24 Weeks                 24 Weeks
                                                                               Ended                    Ended
                                                                      April 19, 1997           April 13, 1996
     Sales                                                              $  1,186,378             $  1,141,242
     Cost of sales                                                           903,043                  880,282

     Gross profit                                                            283,335                  260,960

     Selling, general and administrative expenses                            238,231                  222,744

     Operating income                                                         45,104                   38,216

     Interest expense                                                         26,676                   32,330

     Income before income taxes                                               18,428                    5,886

     Income tax expense                                                        9,361                    4,489
     Net income                                                                9,067                    1,397
     Preferred stock accretion                                                     -                    3,070

     Net income (loss) attributable to common stockholders              $      9,067             $     (1,673)

     Per Share
     Income (loss) per common share                                     $       0.41             $       (.11)
     Average number of common and common equivalent
       shares outstanding                                                     22,118                   15,470


                                                   See accompanying notes.

                        DOMINICK'S SUPERMARKETS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                              (unaudited)

                                                                            24 Weeks                 24 Weeks
                                                                               Ended                    Ended
                                                                      April 19, 1997           April 13, 1996

     Cash flows from operating activities:
     Net income                                                         $      9,067             $      1,397
     Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                                           25,389                   20,599
      Amortization of deferred financing costs                                   516                    1,371
      Gain on disposal of assets                                                 (77)                       -
      Changes in operating assets and liabilities:
       Receivables                                                            (8,544)                   7,695
       Inventories                                                           (14,316)                   5,760
       Prepaid expenses                                                         (926)                  (2,197)
       Accounts payable                                                       (2,592)                 (25,372)
       Accrued liabilities and taxes payable                                  22,511                   (6,656)
     Total adjustments                                                        21,961                    1,199
     Net cash provided by operating activities                                31,028                    2,597

     Cash flows from investing activities:
     Capital expenditures                                                    (37,490)                  (7,657)
     Other                                                                       120                      201
     Net cash used in investing activities                                   (37,370)                  (7,456)

     Cash flows from financing activities:
     Principal payments for long-term debt and
      capital lease obligations                                               (6,901)                 (17,260)
     Proceeds from sale-leaseback of assets                                    9,844                   21,904
     Decrease in revolving debt                                               (2,000)                       -
     Redemption of preferred stock                                           (50,780)                       -
     Deferred financing costs and other                                          308                     (410)
     Net cash provided by (used in) financing activities                     (49,529)                   4,234

    Net decrease in cash and cash equivalents                                (55,871)                    (625)
    Cash and cash equivalents (including $50,780
       of cash reserved for preferred stock
        redemption in 1997)  at beginning of period                           83,515                   55,551

    Cash and cash equivalents at end of period                          $     27,644             $     54,926



                                       See accompanying notes.

     DOMINICK'S SUPERMARKETS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated balance sheet of Dominick's Supermarkets, Inc. (together with its subsidiaries, the "Company") as of April 19, 1997, and the consolidated statements of operations and cash flows for the 12 week and 24 week periods ended April 19, 1997 and April 13, 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

     On November 1, 1996, the Company completed its initial public offering of Common Stock (the "IPO") which resulted in the issuance of 5.9 million additional shares of Common Stock. Net proceeds to the Company from the IPO, after deducting issuance costs, were $97.7 million. The Company used $51.7 million of the proceeds to repurchase all of its outstanding redeemable preferred stock on January 2, 1997 and to pay a $0.9 million preferred stock dividend on November 1, 1996. Additionally, $35.9 million of the IPO proceeds, together with $45.0 million of available cash and $193.6 million of proceeds under the Company's credit facility were used to repay all of the outstanding borrowings under the Company's prior credit facility. The remaining IPO proceeds were used to terminate a consulting agreement.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to October 31. The Company operates supermarkets in Chicago, Illinois, and its suburbs. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no operations other than those of its subsidiaries.


     Inventories

     Inventories are stated at the lower of cost, primarily using the last-in, first-out (LIFO) method, or market. If inventories had been valued using replacement cost, inventories would have been higher by $4,563,000 and $3,355,000 at April 19, 1997 and November 2, 1996, respectively, and gross profit and operating income would have been greater by $1,208,000, $604,000, $900,000 and $450,000 for the 24 weeks and 12 weeks ended April 19, 1997 and April 13, 1996, respectively.

Item 2.   Management's Discussion and Analysis  of Financial Condition  and
Results of Operations

Results of Operations

     The following table sets forth the historical results of the Company for the 12 weeks ended April 19, 1997, the 12 weeks ended April 13, 1996, the 24 weeks ended April 19, 1997 and for the 24 weeks ended April 13, 1996, expressed in millions of dollars and as a percentage of sales.

                                                                12 Weeks Ended                          24 Weeks Ended
                                                     April 19, 1997      April 13, 1996        April 19, 1997     April 13, 1996
                                                                                     (unaudited)
Sales                                                 $583.5  100.0%      $556.9  100.0%      $1,186.4  100.0%   $1,141.2  100.0%
Gross profit                                           141.0   24.2%       129.0   23.2%         283.3   23.9%      261.0   22.9%
Selling, general and
  administrative expenses                              119.2   20.4%       110.1   19.8%         238.2   20.1%      222.8   19.5%
Operating income                                        21.8    3.8%        18.9    3.4%          45.1    3.8%       38.2    3.4%
Interest expense                                        13.8    2.4%        15.8    2.8%          26.7    2.2%       32.3    2.8%
Income tax expense                                       4.1    0.7%         2.4    0.4%           9.3    0.8%        4.5    0.4%
Net income                                               3.9    0.7%         0.7    0.1%           9.1    0.8%        1.4    0.1%
Preferred stock accretion                                  -      -          1.5    0.2%             -      -         3.1    0.3%
Net income (loss) attributable to common stockholders    3.9    0.7%        (0.8)  (0.1%)          9.1    0.8%       (1.7)  (0.1%)

Comparison of Results of Operations for the 12 Weeks Ended April 19, 1997 with the 12 Weeks Ended April 13, 1996

     Sales: Sales increased $26.6 million, or 4.8%, from $556.9 million in the 12 weeks ended April 13, 1996 to $583.5 million in the 12 weeks ended April 19, 1997. The increase in sales in the fiscal 1997 period was primarily attributable to the opening of four new Dominick's Fresh Stores in the fourth quarter of fiscal 1996 and an increase in comparable store sales of 1.6%.

     Gross Profit: Gross profit increased $12.0 million, or 9.3%, from $129.0 million in the 12 weeks ended April 13, 1996 to $141.0 million in the 12 weeks ended April 19, 1997. Gross profit as a percentage of sales increased from 23.2% in the 12 weeks ended April 13, 1996 to 24.2% in the 12 weeks ended April 19, 1997, due primarily to the Company's ongoing efforts to reduce its cost of goods through purchasing improvements and to increase sales and margins in its grocery and drug departments.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SG&A") increased $9.1 million, or 8.3%, from $110.1 million in the 12 weeks ended April 13, 1996 to $119.2 million in the 12 weeks ended April 19, 1997. SG&A as a percentage of sales increased from 19.8% in the 12 weeks ended April 13, 1996 to 20.4% in the 12 weeks ended April 19, 1997. The increase in SG&A as a percentage of sales was primarily attributable to planned increases in rent and occupancy costs associated with new and replacement stores opening in the second half of fiscal 1996.

     Operating Income: Operating income for the 12 weeks ended April 19, 1997 increased $2.9 million, or 15.3%, from $18.9 million in the 12 weeks ended April 13, 1996 to $21.8 million as a result of the factors discussed above.

     Interest Expense: Interest expense decreased from $15.8 million in the 12 weeks ended April 13, 1996 to $13.8 million in the 12 weeks ended April 19, 1997. The decrease in interest expense was due to a reduced level of indebtedness and lower interest costs following the Company's IPO.

     Net Income: Net income increased $3.2 million from $0.7 million in the 12 weeks ended April 13, 1996 to $3.9 million in the 12 weeks ended April 19, 1997 as a result of the factors discussed above. After deducting preferred stock accretion of $1.5 million in the 12 weeks ended April 13, 1996, net income (loss) attributable to common stockholders improved from a net loss of $0.8 million in the 12 weeks ended April 13, 1996 to net income of $3.9 million in the 12 weeks ended April 19, 1997.


Comparison of Results of Operations for the 24 Weeks Ended April 19, 1997 with the 24 Weeks Ended April 13, 1996.

     Sales: Sales increased $45.2 million, or 4.0%, from $1,141.2 million in the 24 weeks ended April 13, 1996 to $1,186.4 million in the 24 weeks ended April 19, 1997. The increase in sales in the fiscal 1997 period was primarily attributable to the opening of four new Dominick's Fresh Stores in the fourth quarter of fiscal 1996 and an increase in comparable store sales of 0.4%.

     Gross Profit:   Gross profit increased  $22.3 million, or  8.5%, from
$261.0 million in the 24 weeks ended April 13, 1996 to $283.3 million in the 24 weeks ended April 19, 1997. Gross profit as a percentage of sales increased from 22.9% in the 24 weeks ended April 13, 1996 to 23.9% in the 24 weeks ended April 19, 1997, due primarily to the Company's ongoing efforts to reduce its cost of goods through purchasing improvements and to increase sales and margins in its grocery and drug departments.

     Selling, General and  Administrative Expenses:   SG&A increased $15.4
million, or 6.9%, from $222.8 million in the 24 weeks ended April 13, 1996 to $238.2 million in the 24 weeks ended April 19, 1997. SG&A as a percentage of sales increased from 19.5% in the 24 weeks ended April 13, 1996 to 20.1% in the 24 weeks ended April 19, 1997. The increase in SG&A as a percentage of sales was primarily attributable to planned increases in rent and occupancy costs associated with new and replacement stores opening in the second half of fiscal 1996.

     Operating Income: Operating income for the 24 weeks ended April 19, 1997 increased $6.9 million, or 18.1%, from $38.2 million in the 24 weeks ended April 13, 1996 to $45.1 million as a result of the factors discussed above.

     Interest Expense: Interest expense decreased from $32.3 million in the 24 weeks ended April 13, 1996 to $26.7 million in the 24 weeks ended April 19, 1997. The decrease in interest expense was due to a reduced level of indebtedness and lower interest costs following the Company's IPO.

     Net Income: Net income increased $7.7 million from $1.4 million in the 24 weeks ended April 13, 1996 to $9.1 million in the 24 weeks ended April 19, 1997 as a result of the factors discussed above. After deducting preferred stock accretion of $3.1 million in the 24 weeks ended April 13, 1996, net income (loss) attributable to common stockholders improved from a net loss of $1.7 million in the 24 weeks ended April 13, 1996 to net income of $9.1 million in the 24 weeks ended April 19, 1997.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flow from operations, borrowings under the New Revolving Facility (as defined below) and capital and operating leases. The Company's principal uses of liquidity are to provide working capital, finance capital expenditures and meet debt service requirements.

     On November 1, 1996, the Company completed its IPO which resulted in the net proceeds to the Company of $97.7 million. The Company used $51.7 million of such proceeds to repurchase all of its outstanding redeemable preferred stock on January 2, 1997 and to pay a $0.9 million preferred stock dividend on November 1, 1996. Additionally, $35.9 million of the IPO proceeds, together with $45.0 million of available cash and $193.6 million of proceeds under the New Credit Facility (as defined below), were used to repay all of the outstanding borrowings under the Company's prior credit facility. The remaining proceeds were used to terminate a consulting agreement. As a result of these changes, the Company's overall level of indebtedness was reduced.


     On November 1, 1996, the Company entered into a credit facility with a syndicate of financial institutions (the "New Credit Facility"). The New Credit Facility provides for a $100 million amortizing term loan (the "New Term Loan"), a $105 million revolving term facility (the "New Revolving
Term Facility") and a $120 million revolving facility (the "New Revolving Facility," and together with the New Revolving Term Facility, the "New Revolving Facilities"), each of which has a six and one-half year term.
The New Revolving Facility is available for working capital  and general
corporate  purposes,   including   up  to  $50 million  to  support letters
of credit. Up to $20 million of the New Revolving Facility is available as a swingline facility (i.e., a facility which permits same-day borrowings directly from the agent under the New Credit Facility). The New Credit
Facility has  no annual  clean-down provision.   The  New Term  Loan requires
quarterly amortization payments  commencing in the second  quarter of fiscal
1998 in amounts  ranging from $2.5 million   to $7.5 million  per quarter.
The Company will also be required to make prepayments under the New Credit Facility, subject to certain exceptions, with a percentage of its consolidated excess cash flow and with the proceeds from certain asset sales, issuance of debt securities and any pension plan reversions.

     The Company generated approximately $31.0 million of net cash from operating activities during the 24 weeks ended April 19, 1997 compared to $2.6 million in the same period last year. The increase in cash provided by operating activities during the 24 weeks ended April 19, 1997 is attributable to higher operating income and the timing of cash payments for interest. Supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $42.2 million at April 19, 1997.

     The Company used $37.4 million in investing activities for the 24 weeks ended April 19, 1997, which consisted principally of capital expenditures related to new stores, store remodels, and, to a lesser extent, expenditures for warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

     The Company plans to make gross capital expenditures of approximately $48 million (or $26 million net of expected capital leases) in the second half of fiscal 1997. Such expenditures consist of approximately $36 million related to remodels and new stores, as well as ongoing store expenditures for equipment and maintenance, and approximately $12 million related to warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems. Management expects that these capital expenditures will be financed primarily through cash flow from operations and lease financing. During the 24 weeks ended April 19, 1997, the Company sold and leased-back under capital leases approximately $10 million of certain existing owned equipment.

     The capital expenditure plans discussed above do not include potential acquisitions which the Company could make to expand within its existing market or to enter contiguous markets. The Company considers such acquisition opportunities from time to time. In March 1997, the Company completed the purchase of Byerly's two Chicago area stores. Any such future acquisition, depending on its size and the form of consideration, may require the Company to seek additional debt or equity financing.

     The Company is a holding company that has no material operations other than its ownership of the capital stock of Dominick's Finer Foods, Inc. ("Dominick's"). As a result, the Company is dependent upon distributions or advances from Dominick's to obtain cash to pay dividends or for other corporate purposes. Dominick's principal debt instruments generally restrict Dominick's from paying dividends or otherwise distributing cash to the Company, except under certain limited circumstances, including for the payment of taxes and, subject to limitations, for general administrative purposes.


     The Company, in the ordinary course of its business, is party to various legal actions. One case currently pending alleges gender discrimination by Dominick's and seeks compensatory and punitive damages in an unspecified amount. The plaintiffs' motion for class certification was recently granted by the Court as to the female subclass. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

     The Company is highly leveraged. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flows from operations, together with available borrowings under the New Revolving Facilities and its other sources of liquidity (including capital and operating leases), will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years. However, there can be no assurance that the Company will generate sufficient cash flow from operations or that it will be able to make future borrowings under the New Credit Facility.

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

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     When used in this report, the words "believe," "estimate," "expect," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual
results to differ materially  from those projected.   These forward-looking
statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the savings or other benefits
anticipated in  these forward  looking statements  will be  achieved.   The
following important factors, among others, could cause the Company not to achieve the cost savings or other benefits contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants, including price-cutting strategies;
(ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) inability to negotiate more favorable terms with suppliers or to improve working capital management; (v) increase in interest rates of the Company's cost of borrowing or a default under any material debt agreements; (vi) inability to develop new stores in advantageous locations or to successfully convert existing stores: (vii) prolonged labor disruption; (vii) deterioration in general of regional economic conditions; (ix) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (x) loss of customers as result of the conversion of store formats; (xi) adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (xii) inability to achieve future sales; and (xiii) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company. In addition, there can be no assurance that unforeseen costs and expenses or other factors will not offset or adversely affect the projected cost savings or other benefits in whole or in part.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     On March 16, 1995, a lawsuit was filed in the United States District Court for the Northern District of Illinois against Dominick's by two employees of Dominick's. The plaintiffs' original complaint asserted allegations of gender discrimination and sought compensatory and punitive damages in an unspecified amount. The plaintiffs filed an amended complaint on May 1, 1995. The amended complaint added four additional plaintiffs and asserted allegations of gender and national origin discrimination. The plaintiffs filed a second amended complaint on August 16, 1996 adding three additional plaintiffs. On April 8, 1997 the plaintiffs' motion for class certification was granted by the court as to the female subclass. The Company plans to vigorously defend this lawsuit.
 Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's was held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

Item 2.   Changes in Securities
     None.

Item 3.   Defaults Upon Senior Securities
     None.

Item 4.   Submission of Matters to a Vote of Security Holders
     The Annual Meeting of the Company's Stockholders was held March 4, 1997 at which time the shareholders voted on the following matters:

     Election of Directors
     Nominee                             In Favor      Withheld
     Evan Bayh                          14,178,027     1,084,727
     Ronald W. Burkle                   14,177,977     1,084,777
     Patrick L. Graham                  14,177,127     1,085,627
     Antony P. Ressler                  14,177,127     1,085,627

     Grace Barry, Peter P. Copses, Linda McLoughlin Figel, David B. Kaplan, Darren W. Karst, Robert A. Mariano and Ira L.Tochner also serve as directors of the Company and their terms of office continued after the annual meeting.

     Approval of the Dominick's Supermarkets, Inc. Directors' Deferred Compensation Plan:

           For           Against      Abstain     Broker Non-votes
       14,161,214       1,084,527           0                    0

Item 5.   Other Information
     None.

Item 6.   Exhibits and Reports on Form 8-K
     Exhibit 27 - Financial Data Schedule

     SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 2, 1997               DOMINICK'S SUPERMARKETS, INC.



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