Form 10-Q
period 1997-08-09
DOMINICKS SUPERMARKETS INC
filed 1997-09-23
CIK 943563

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended August 9, 1997

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

        At September 15, 1997, there were 17,844,384 shares of Common Stock outstanding and 3,522,493 shares of Non-Voting Common Stock outstanding.

                           TABLE OF CONTENTS

                     PART I. FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets as of
                 August 9, 1997 (unaudited) and November 2, 1996    1

               Consolidated Statements of  Operations for
                 the 16 weeks ended August 9, 1997 and
                 August 3, 1996 (unaudited)                         2

               Consolidated Statements of Operations for the
                 40 weeks ended August 9, 1997 and
                 August 3, 1996 (unaudited)                         3

               Consolidated Statements of Cash Flows for the
                 40 weeks ended August 9, 1997 and
                 August 3, 1996 (unaudited)                         4

               Notes to Consolidated Financial Statements           5

     Item  2.  Management's  Discussion  and Analysis  of
                 Financial Condition and Results of Operations      6

                       PART II. OTHER INFORMATION


     Item 1.  Legal Proceedings ...............................10

     Item 2.  Changes in Securities ...........................10

     Item 3.  Defaults Upon Senior Securities .................10

     Item 4.  Submission of Matters to a Vote of
                Security Holders...............................10

     Item 5.  Other Information ...............................10

     Item 6.  Exhibits and Reports on Form 8-K ................10


     Signatures ...............................................11

   PART I.  FINANCIAL INFORMATION
   Item 1.     Consolidated Financial Statements

                  DOMINICK'S SUPERMARKETS, INC.
                   CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except share data)

                       ASSETS
                                   August 9, 1997    November 2, 1996
                                             (unaudited)
  Current assets:
   Cash and cash equivalents          $    47,560      $    32,735
   Cash reserved for stock redemption           -           50,780
   Receivables, net                        31,972           16,723
   Inventories                            213,927          203,411
   Prepaid expenses and other              25,693           21,860
     Total current assets                 319,152          325,509
  Property and equipment, net             406,823          368,224
  Other assets:
   Deferred financing costs, net           10,748           11,524
   Goodwill, net                          411,809          420,182
   Other                                   27,514           27,546
    Total other assets                    450,071          459,252
  Total assets                        $ 1,176,046      $ 1,152,985


LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                  $    194,444     $    187,787
   Accrued payroll and related
    liabilities                            32,962           30,896
   Taxes payable                           31,696           18,234
   Other accrued liabilities               71,241           61,465
   Current portion of long-term debt        5,374              376
   Current portion of capital
    lease obligations                      12,826            9,676
    Total current liabilities             348,543          308,434
  Long-term debt:
   Bank credit facilities and other       214,356          200,644
   Senior subordinated debt               200,000          200,000
   Capital lease obligations              135,014          130,052
   Deferred income taxes and other
    liabilities                            84,288           84,004
Redeemable Exchangeable Cumulative
   Preferred Stock Series A, $.01 par
    value, 40,000 shares authorized,
    issued and outstanding at November 2,
    1996, liquidation and redemption at
     $1,000 per share plus accumulated
     and unpaid divendends                      -           50,780
Stockholders' equity:
   Common Stock, $.01 par  value,
    50,000,000 shares authorized,
    17,844,384 shares issued and outstanding
    at August 9, 1997 and 16,080,074 shares
    issued and outstanding at November 2,
    1996                                      178              161
   Non-Voting Common Stock, $.01 par
    value, 10,000,000 shares authorized,
     3,522,493 shares issued and
     outstanding at August 9, 1997 and
     5,278,962 shares issued and
     outstanding at November 2, 1996           35               52
     Additional paid-in capital           205,461          205,394
Retained deficit                         (11,829)         (26,536)
  Total stockholders' equity              193,845          179,071
Total liabilities and stockholders'
 equity                               $ 1,176,046     $  1,152,985

                          See accompanying notes.

                  DOMINICK'S SUPERMARKETS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                     (dollars in thousands)
                           (unaudited)


                                        16 Weeks         16 Weeks
                                         Ended            Ended
                                     August 9, 1997   August 3, 1996
  Sales                              $    813,690     $    759,309

  Cost of sales                           618,555          583,234

  Gross profit                            195,135          176,075

  Selling, general and
   administrative expenses                165,459          149,632

  Operating income                         29,676           26,443

  Interest expense                         18,515           21,078

  Income before income taxes               11,161            5,365

  Income tax expense                        5,521            3,648
  Net income                                5,640            1,717
  Preferred stock accretion                     -            2,164

  Net income (loss) available to
   common stockholders                    $ 5,640         $   (447)

 Per Share
   Net income (loss) per common share     $  0.25         $   (.03)
   Average number of common and
    common equivalent shares outstanding   22,885           15,489


                          See accompanying notes.

                  DOMINICK'S SUPERMARKETS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                     (dollars in thousands)
                           (unaudited)


                                     40 Weeks         40 Weeks
                                      Ended            Ended
                                   August 9, 1997   August 3, 1996
  Sales                               $ 2,000,068     $  1,900,550

  Cost of sales                         1,521,598        1,463,514

  Gross profit                            478,470          437,036

  Selling, general and
   administrative expenses                403,690          372,376

  Operating income                         74,780           64,660

  Interest expense                         45,191           53,409

  Income before income taxes               29,589           11,251

  Income tax expense                       14,882            8,138
  Net income                               14,707            3,113
  Preferred stock accretion                  -               5,229

Net income (loss) available to
 common stockholders                   $   14,707      $   ( 2,116)

Per Share
Income (loss) per common share        $      0.66      $      (.14)
Average number of common and
 common equivalent shares outstanding      22,425           15,489

                          See accompanying notes.

                       DOMINICK'S SUPERMARKETS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (unaudited)
                                               40 Weeks      40 Weeks
                                                Ended         Ended
                                           August 9, 1997   August 3, 1996

  Cash flows from operating activities:
  Net income                                  $   14,707      $   3,113
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization              44,642         34,722
       Amortization of deferred financing
        costs                                        877          2,137
       (Gain) loss on disposal of assets            (137)             5
       Changes in operating assets
         and liabilities:
         Receivables                             (15,249)        13,427
         Inventory                               (10,516)         2,918
         Prepaid expenses                         (2,675)        (2,063)
         Accounts payable                          6,657        (30,148)
         Accrued liabilities and
          taxes payable                           19,812          8,324
        Total adjustments                         43,411         29,322
        Net cash provided by operating
         activities                               58,118         32,435

    Cash flows from investing activities:
        Capital expenditures                     (66,598)       (25,264)
        Proceeds from sale of assets                 272            293
    Net cash used in investing activities        (66,326)       (24,971)

        Cash flows from financing activities:
        Principal payments for long-term
         debt and capital lease obligations      (10,550)       (20,052)
        Proceeds from sale-leaseback of assets    15,142         24,702
        Increase in revolving debt                19,000             -
        Redemption of preferred stock            (50,780)            -
        Deferred financing costs and other          (559)          (838)
        Net cash provided by financing
         activities                             ( 27,747)         3,812


       Net increase (decrease) in cash
        and cash equivalents                    (35,955)         11,276
       Cash and cash equivalents (including
        $50,780 of cash reserved for preferred
        stock redemption in 1997) at beginning
         of period                               83,515          55,551

        Cash and cash equivalents at
         end of period                        $  47,560       $  66,827

                      See accompanying notes

                     DOMINICK'S SUPERMARKETS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

   1. Summary of Significant Accounting Policies

       Basis of Presentation

       The consolidated balance sheet of Dominick's Supermarkets. Inc. (together with its subsidiaries, the "Company") as of August 9, 1997, and the consolidated statements of operations and cash flows for the 16 week and 40 week periods ended August 9, 1997 and August 3, 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

       On November 1, 1996, the Company completed its initial public offering of Common Stock (the "IPO") which resulted in the issuance of 5.9 million additional shares of Common Stock. Net proceeds to the Company from the IPO, after deducting issuance costs, were $97.7 million. The Company used $51.7 million of the proceeds to repurchase all of its outstanding redeemable preferred stock on January 2, 1997 and to pay a $0.9 million preferred stock dividend on November 1, 1996. Additionally, $35.9 million of the IPO proceeds, together with $45.0 million of available cash and $193.6 million of proceeds under the Company's credit facility, were used to repay all of the outstanding borrowings under the Company's prior credit facility. The remaining IPO proceeds were used to terminate a consulting agreement.

       The Company uses a 52-53 week fiscal year ending on the Saturday closest to October 31. The Company operates supermarkets in Chicago, Illinois, and its suburbs. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no operations other than those of its subsidiaries.

        Inventories

       Inventories are stated at the lower of cost, primarily using the last-in, first-out (LIFO) method, or market. If inventories had been valued using replacement cost, inventories would have been higher by $5,119,000 and $3,355,000 at August 9, 1997 and November 2, 1996,
   respectively, and gross profit and operating income would have been greater by $1,764,000 and $556,000, $1,500,000 and $600,000 for the
   40 weeks and 16 weeks ended August 9, 1997 and August 3, 1996, respectively.

   Earnings Per Share

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company will adopt in the first quarter of 1998. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined the impact that Statement No. 128 will have on earnings per share.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Results of Operations
       The following table sets forth the historical results of the Company for the 16 and 40 weeks ended August 9, 1997 and August 3,
   1996, expressed in millions of dollars and as a percentage of sales.


                                     16 Weeks Ended                   40 Weeks Ended
                             August 9, 1997   August 3,1996     August 9,1997  August 3, 1996
                                                       (unaudited)
   Sales...................  $813.7  100.0 %  $759.3  100.0 %  $2,000.1  100.0 %   $1,900.6  100.0 %
   Gross profit............   195.1   24.0 %   176.1   23.2 %     478.5   24.0 %      437.0   23.0 %
   Selling, general and
   administrative expenses.   165.5   20.3 %   149.7   19.7 %     403.7   20.2 %    372.4    19.6 %
   Operating income........    29.7    3.7 %    26.4    3.5 %      74.8    3.7 %     64.6     3.4 %
   Interest expense........    18.5    2.3 %    21.1    2.8 %      45.2    2.3 %     53.4     2.8 %
   Income tax expense......     5.5    0.7 %     3.6    0.5 %      14.9    0.7 %      8.1     0.4 %
   Net income..............     5.6    0.7 %     1.7    0.2 %      14.7    0.7 %      3.1     0.2 %
   Preferred stock accretion     -      -        2.1    0.2 %        -      -         5.2     0.3 %
   Net income (loss) available
    to common stockholders      5.6    0.7 %    (0.4)  (0.1)%      14.7    0.7 %     (2.1)   (0.1)%

   Comparison of Results of Operations for the 16 Weeks Ended August 9, 1997 with the 16 Weeks Ended August 3, 1996

     Sales: Sales increased $54.4 million, or 7.2%, from $759.3 million in the 16 weeks ended August 3, 1996 to $813.7 million in the 16 weeks ended August 9, 1997. The increase in sales in the fiscal 1997 period was primarily attributable to the opening of four new
   Dominick's Fresh Stores in the fourth quarter of 1996, four new Fresh Stores in 1997, and increase in comparable store sales of 1.0%.

     Gross Profit: Gross profit increased $19.0 million, or 10.8%, from $176.1 million in the 16 weeks ended August 3, 1996 to $195.1 million in the 16 weeks ended August 9, 1997. Gross profit as a percentage of sales increased from 23.2% in the 16 weeks ended August 3, 1996 to 24.0% in the 16 weeks ended August 9, 1997, due primarily to the Company's ongoing efforts to reduce its cost of goods through purchasing improvements and to increased sales and margins in its grocery, perishable and drug departments.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SG&A") increased $15.8 million, or 10.6%, from $149.7 million in the 16 weeks ended August 3, 1996 to $165.5 million in the 16 weeks ended August 9, 1997. SG&A increased from 19.7% of sales in the 16 weeks ended August 3, 1996 to 20.3% of sales in the 16 weeks ended August 9, 1997. The increase in SG&A as a percentage of sales reflects planned increases in rent and occupancy costs associated with new and replacement stores.

     Operating Income: Operating income increased $3.3 million, or 12.5%, from $26.4 million in the 16 weeks ended August 3, 1996 to $29.7 million for the 16 weeks ended August 9, 1997 as a result of the factors discussed above.

     Interest Expense: Interest expense decreased from $21.1 million in the 16 weeks ended August 3, 1996 to $18.5 million in the 16 weeks ended August 9, 1997. The decrease in interest expense was due to lower borrowings and interest rates following the IPO.

     Net Income: Net income increased $3.9 million from $1.7 million in the 16 weeks ended August 3, 1996 to $5.6 million in the 16 weeks ended August 9, 1997 as a result of the factors discussed above. After deducting preferred stock accretion of $2.1 million in the 16 weeks ended August 3, 1996, net income (loss) available to common stockholders improved from a net loss of $0.4 million in the 16 weeks ended August 3, 1996 to net income of $5.6 million in the 16 weeks ended August 9, 1997.

   Comparison of Results of Operations for the 40 Weeks Ended August 9, 1997 with the 40 Weeks Ended August 3, 1996

     Sales:   Sales  increased $99.5  million,  or 5.2%,  from  $1,900.6 million in the 40 weeks ended August 3, 1996 to $2,000.1 million in the 40 weeks ended August 9, 1997. The increase in sales in the fiscal 1997 period was primarily attributable to the opening of four new Dominick's Fresh Stores in the fourth quarter of 1996, four new Fresh Stores in 1997, and an increase in comparable store sales of 0.6%.

     Gross Profit: Gross profit increased $41.5 million, or 9.5%, from $437.0 million in the 40 weeks ended August 3, 1996 to $478.5 million in the 40 weeks ended August 9, 1997. Gross profit as a percentage of sales increased from 23.0% in the 40 weeks ended August 3, 1996 to 24.0% in the 40 weeks ended August 9, 1997, due primarily to the Company's ongoing efforts to reduce its cost of goods through purchasing improvements and to increased sales and margins in its grocery, perishable and drug departments.

     Selling, General and Administrative Expenses: SG&A increased $31.3 million, or 8.4%, from $372.4 million in the 40 weeks ended August 3, 1996 to $403.7 million in the 40 weeks ended August 9, 1997. SG&A as a percentage of sales increased from 19.6% in the 40 weeks ended August 3, 1996 to 20.2% in the 40 weeks ended August 9, 1997. The increase in SG&A as a percentage of sales was primarily attributable to planned increases in rent and occupancy costs associated with new and replacement stores opening in the second half of fiscal 1996.

     Operating Income:   Operating  income increased  $10.2 million,  or
   15.7%, from $64.6 million in the 40 weeks ended August 3, 1996 to $74.8 million for the 40 weeks ended August 9, 1997 as a result of the factors discussed above.

     Interest Expense: Interest expense decreased from $53.4 million in the 40 weeks ended August 3, 1996 to $45.2 million in the 40 weeks ended August 9, 1997. The decrease in interest expense was due to a reduced level of indebtedness and lower interest costs following the IPO.

     Net Income: Net income increased $11.6 million from $3.1 million in the 40 weeks ended August 3, 1996 to $14.7 million in the 40 weeks ended August 9,1997 as a result of the factors discussed above. After deducting preferred stock accretion of $5.2 million in the 40 weeks ended August 3, 1996, net income (loss) available to common stockholders improved from a net loss of $2.1 million in the 40 weeks ended August 3, 1996 to net income of $14.7 million in the 40 weeks ended August 9, 1997.

   Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flow from operations, borrowings under the New Revolving Facility (as defined below) and capital and operating leases. The Company's principal uses of liquidity are to provide working capital, finance capital expenditures and meet debt service requirements.

     On November 1, 1996, the Company completed its IPO which resulted in net proceeds to the Company of $97.7 million. The Company used $51.7 million of such proceeds to repurchase all of its outstanding redeemable preferred stock on January 2, 1997 and to pay a $0.9
   million  preferred  stock  dividend   on  November  1,   1996.
   Additionally, $35.9 million of the IPO proceeds, together with $45.0 million of available cash and $193.6 million of proceeds under the New Credit Facility (as defined below), were used to repay all of the outstanding borrowings under the Company's prior credit facility. The remaining IPO proceeds were used to terminate a consulting agreement. As a result of these changes, the Company's overall level of indebtedness was reduced and it is anticipated that future results of operations will reflect reduced levels of interest expense.

     On November 1, 1996, the Company entered into a credit facility with a syndicate of financial institutions (the "New Credit Facility"). The New Credit Facility provides for a $100 million amortizing term loan (the "New Term Loan"), a $105 million revolving term facility (the "New Revolving Term Facility") and a $120 million revolving facility (the "New Revolving Facility," and together with the New Revolving Term Facility, the "New Revolving Facilities"), each of which has a six and one-half year term. The New Revolving Facility is available for working capital and general corporate purposes, including up to $50 million to support letters of credit.
    Up to $20 million of the New Revolving Facility is available as a swingline facility (i.e., a facility which permits same-day borrowings directly from the agent under the New Credit Facility). The New Credit Facility has no annual cleandown provision. The New Term Loan requires quarterly amortization payments commencing in the second quarter of fiscal 1998 in amounts ranging from $2.5 million to $7.5 million per quarter. The Company will also be required to make prepayments under the New Credit Facility, subject to certain exceptions, with a percentage of its consolidated excess cash flow and with the proceeds from certain asset sales, issuances of debt securities and any pension plan reversions.

     Additionally, in August, 1997 the Company entered into an agreement with a third party which provides up to $75.0 million of real property lease financing for new stores.

     The Company generated approximately $58.1 million of net cash from operating activities during the 40 weeks ended August 9, 1997 compared to $32.4 million in the same period last year. The increase in cash provided by operating activities during the 40 weeks ended August 9, 1997 is attributable to higher operating income and the timing of cash payments for interest. Supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due.
    This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $29.2 million at August 9, 1997.

     The Company used $66.3 million in investing activities for the 40 weeks ended August 9, 1997, which consisted principally of capital expenditures related primarily to new stores, store remodels and, to a lesser extent, expenditures for warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

   The Company plans to make gross capital expenditures of approximately $21 million (or $9 million net of expected capital leases) in the fourth quarter of fiscal 1997. Such expenditures consist of approximately $15 million related to remodels and new stores, as well as ongoing store expenditures for equipment and maintenance and approximately $6 million related to warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems. Management expects that these capital expenditures will be financed primarily through cash flow from operations and lease financing. During the 40 weeks ended August 9, 1997, the Company sold and leased-back under capital leases approximately $15 million of certain existing owned equipment.

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

           The Company, is a holding company that has no material operations other than its ownership of the capital stock of Dominick's Finer Foods, Inc. ("Dominick's"). As a result, the Company is dependent upon distributions or advances from Dominick's to obtain cash to pay dividends or for other corporate purposes. Dominick's principal debt instruments generally restrict Dominick's from paying dividends or otherwise distributing cash to the Company, except under certain limited circumstances, including for the payment of taxes and, subject to limitations, for general administrative purposes.

          The Company, in the ordinary course of its business, is party to various legal actions. One case currently pending alleges gender discrimination by Dominick's and seeks compensatory and punitive damages in an unspecified amount. The plantiffs' motion for class certification was recently granted by the Court as to the female subclass. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company.
    Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

     The Company is highly leveraged. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flows from operations, together with available borrowings under the New Revolving Facility and its other sources of liquidity (including capital and operating leases) will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years. However, there can be no assurance that the Company will generate sufficient cash flow from operations or that it will be able to make future borrowings under the New Credit Facility.

    On September 23, 1997, Dominick's entered into a commitment letter with certain financial institutions to provide a senior revolving credit facility to Dominick's in an aggregate amount of up to $575 million. The facility will replace the existing New Credit Facility and further reduce the Company's costs of borrowing. It is presently anticipated that such credit facility will be guaranteed by the Company and the material subsidiaries of Dominick's. Concurrently, Dominick's announced that it will commence an offer to purchase for cash (the "Offer to Purchase") any and all of its outstanding 10 7/8% Senior Subordinated Notes due 2005 (the "Notes"). In connection with the Offer to Purchase, Dominick's will solicit consents from holders of the Notes to certain amendments to the indenture governing the Notes. Consummation of the Offer to Purchase is subject to the tender of, and receipt of consents from, the holders of at least a majority of the outstanding aggregate principal amount of Notes, the receipt of financing under the new revolving credit facility and certain other conditions. As of September 23, 1997, $200 million aggregate principal amount of Notes were outstanding. The Company presently aniticipates that it will record an after-tax extraordinary charge of approximately $25 million in the fourth quarter related to the write-off of deferred financing costs, debt repayment premiums and transaction expenses.

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

   Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

     When used in this report, the words "estimate," "expect," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the savings or other benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the cost savings or other benefits contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants, including price-cutting strategies; (ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) inability to negotiate more favorable terms with suppliers or to improve working capital management; (v) increase in interest rates of the Company's cost of borrowing or a default under any material debt agreements; (vi) inability to develop new stores in advantageous locations or to successfully convert existing stores;
   (vii) prolonged labor disruption; (viii) deterioration in general of regional economic conditions; (ix) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations;
   (x) loss of customers as result  of the conversion of store  formats;
   (xi) adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (xii) inability to achieve future sales ; and (xiii) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company. In addition, there can be no assurance that unforeseen costs and expenses or other factors will not offset or adversely affect the projected cost savings or other benefits in whole or in part.

   PART II. OTHER INFORMATION

   Item 1. Legal Proceedings

     On March 16, 1995, a lawsuit was filed in the United States District Court for the Northern District of Illinois against Dominick's by two employees of Dominick's. The plaintiffs' original complaint asserted allegations of gender discrimination and sought compensatory and punitive damages in an unspecified amount. The plaintiffs filed an amended complaint on May 1, 1995. The amended complaint added four additional plaintiffs and asserted allegations of gender and national origin discrimination. The plaintiffs filed a second amended complaint on August 16, 1996 adding three additional plaintiffs. On April 8, 1997, the plaintiffs' motion for class certification was granted by the court as to the female subclass. The Company plans to vigorously defend this lawsuit. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concludes that is is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity.

   As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

   Item 2. Changes in Securities
     None.

   Item 3. Defaults Upon Senior Securities
     None.

   Item 4.     Submission of Matters to a Vote of Security Holders
        None

   Item 5.      Other Information
        None

   Item 6.      Exhibits and Reports on Form 8-K
        Exhibit 27 - Financial Data Schedule

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Dated:  September 23, 1997      DOMINICK'S SUPERMARKETS, INC.



                     /s/Robert A. Mariano

                     Robert A. Mariano
                     President and Chief Executive Officer




                     /s/ Darren W. Karst

                     Darren W. Karst
                     Executive Vice President, Chief Financial Officer