Form 10-K
period 1997-11-01
DOMINICKS SUPERMARKETS INC
filed 1998-01-30
CIK 943563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K

                               ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



      For Fiscal Year Ended                     Commission File Number
          November 1, 1997                             1-12353


                       DOMINICK'S SUPERMARKETS, INC.
          (Exact name of registrant as specified in its charter)


              DELAWARE                                     94-3220603
       (State or  other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification Number)


          505 Railroad Avenue                              60164
          Northlake, Illinois                            (Zip code)
(Address of principal executive offices)


                               (708) 562-1000
           (Registrant's telephone number, including area code)


                     Securities registered pursuant to
                         Section 12(b) of the Act:

     Title of each class:           Name of each exchange on which registered:
     Common stock, $.01 par value               New York Stock Exchange
     Non-Voting Common Stock, $.01 par value    Chicago  Stock Exchange

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

   Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       Aggregate market value of voting stock held by non-affiliates  of
   the registrant,   9,472,824  common shares,  based  on  the   $38.675
   closing stock price on January 23, 1998 was $366,361,468.

       At January 23, 1998 there were 18,483,007 shares of Common  Stock
   outstanding   and 2,884,326   shares of   Non-Voting   Common   Stock
   outstanding.

                                PART I

   ITEM 1.   BUSINESS

   Introduction

       Dominick's Supermarkets, Inc. (together with its subsidiaries, the "Company") is the second largest supermarket operator in the greater Chicago metropolitan area with 107 stores operated under the Dominick'sR name. Through its 72 years of operation, the Company has developed a valuable and strategically located store base, strong name recognition, customer loyalty and a reputation as a quality and service leader among Chicago-area supermarket chains. The Company's store base consists of 20 conventional stores and 87 full-service combination food and drug stores, including 37 Fresh Stores. The Company's store base is modern and well-maintained, with approximately 78% of its stores new or remodeled in the past seven years. The Company also owns and operates two primary distribution facilities totaling approximately 1.4 million square feet, including a satellite facility of approximately 285,000 square feet and a dairy processing plant. In addition, the Company's management team has proven experience in successfully developing and operating full-service supermarkets. The Company believes these factors have helped it to increase its market share among Chicago-area supermarkets from 20.4% in 1990 to 26.5% in 1996.

       The Company was incorporated in Delaware in January 1995 and its principal executive offices are located at 505 Railroad Avenue, Northlake, Illinois 60164, telephone (708) 562-1000.

   Acquisition

       The Company acquired Dominick's Finer Foods, Inc. ("Dominick's") on March 22, 1995 for total consideration of approximately $693 million, excluding fees and expenses of approximately $41 million (the "Acquisition"). The Company effected the Acquisition by acquiring 100% of the capital stock of Dominick's parent, DFF
   Supermarkets, Inc. ("DFF"), for $346.6 million in cash and $40 million of the Company's 15% Redeemable Exchangeable Cumulative Preferred Stock. DFF was subsequently merged into Dominick's. In addition, the Company repaid certain indebtedness and other liabilities of Dominick's of approximately $181.8 million and assumed $124.5 million of existing capital leases and other indebtedness. For purposes of financial presentation, the "Predecessor Company" refers to Dominick's prior to the Acquisition.

   Store Types

        The Company's stores are full-service supermarkets that emphasize
   quality,  freshness  and  service,  and  are  classified  into   three
   categories:

            Conventional Stores. Dominick's 20 conventional stores are typically located in higher density population areas, average approximately 42,700 square feet in size (including approximately 28,200 square feet of selling space) and offer approximately 35,000 SKUs. All of the Company's conventional stores include a variety of service departments typically found in full-service supermarkets such as delicatessen, bakery, meat and seafood departments and a limited selection of health and beauty care products. In addition, many stores also offer salad bars, prepared foods, floral departments, film processing and liquor. In fiscal 1991, the Company began to rationalize its base of 53 conventional supermarkets. Since that time,in addition to the Fresh Store conversions (see below), the Company has closed certain under-performing conventional supermarkets. The Company's 20 remaining conventional supermarkets are stores which are primarily in locations where either replacement sites are not available or the demographics of the area do not justify a conversion to a different format.


            Combination   Food  and   Drug   Stores.     Dominick's   50
       combination food and drug stores, including 17 former Omni stores (discussed below), average approximately 68,900 square feet (including approximately 48,500 square feet of selling space) and offer approximately 60,000 SKUs. Combination food and drug stores offer all the products and services typically found in a conventional store and, by virtue of their large size, include a full-service drug store complete with a pharmacy, a broader line of health and beauty care products and an expanded selection of seasonal merchandise.


            Fresh Stores. Dominick's 37 Fresh Stores are enhanced combination food and drug stores designed to create a European-style fresh market atmosphere and emphasize the store's visual appeal and quality merchandise perception. The Company's Fresh Stores feature significant upgrades in store design and fixtures in order to emphasize an expanded assortment of high quality fresh produce and other perishables, a large selection of restaurant-quality prepared foods for carry-out and in-store dining and a superior line of freshly baked goods and pastry items. Fresh Stores also typically offer expanded delicatessen, bakery, meat, seafood and floral departments and additional service departments such as a gourmet coffee cafe. The first Fresh Store was introduced in fiscal 1994 through the conversion of an existing conventional store. A total of 19 stores have been converted to date, resulting in an average increase in customer counts, sales per square foot and store contribution margins for the converted stores over pre-conversion levels. Fresh Stores average approximately 61,500 square feet in size (including approximately 45,700 square feet of selling space). New Fresh Stores are expected to average approximately 70,000 square feet (including approximately 53,000 square feet of selling space). In addition to the 19 converted stores, 18 new Fresh Stores have been opened and more than 25 additional Fresh Stores are expected to be opened or converted by the end of fiscal 1998.

       Omni. In fiscal 1997, the Company announced a strategic restructuring program that will result in the conversion of its 17 Omni stores to the Dominick's format. Under the Omni banner, these stores were operated as high volume, price impact combination food and drug stores. At the end of fiscal 1997, initial steps to convert these stores had been completed, although major remodels of those stores, including 13 conversions to Fresh Stores, are expected to be completed in fiscal 1998.

   Store Development

       The Company's 72 years of operation in the Chicago area have allowed it to build its store locations selectively, and management believes that the Company's current locations include many prime store sites in developed urban and suburban areas which would be difficult to replicate. In addition to upgrading its store base through capital expenditures, the Company began to focus on rationalizing its conventional store base in fiscal 1991. Between November 1990 and October 1995, 15 conventional supermarkets were closed. This store rationalization program also included an evaluation of the Company's perishable departments. In order to maximize the effectiveness of the remaining conventional stores, the Company began to focus on upgrading their perishable departments and developing new prototypes to convey a stronger image of quality, selection and freshness to the customer. Capital investment was directed toward selectively adding improvements such as European-style bakeries and enhanced deli departments to existing Dominick's stores. These efforts led to the introduction of the Fresh Store concept at the beginning of fiscal 1994. Following the Acquisition in fiscal 1995, the company accelerated its new store program. From fiscal 1996 through fiscal 1997, the Company opened 18 newly constructed Fresh Stores.

       The following table sets forth additional information concerning changes in the Company's store base.

                                             Fiscal Year

                                 1997   1996    1995    1994    1993

   Total Stores:
     Beginning of period          100     97     101     101     101
       Opened                      10      8       0       1       1
       Closed                      (3)    (5)     (4)     (1)     (1)
     End of period                107    100      97     101     101
   Remodels and Conversions:
     Major remodels                 5      9       4       1       1
     Fresh Store conversions        5      0       8       6       0
   Stores by format
     (end of period):
     Dominick's:
       Conventional                20     23      27      38      45
       Combination food and drug   50     38      39      40      40
       Fresh Stores                37     22      14       6       0
         Subtotal                 107     83      80      84      85
       Omni                        --     17      17      17      16
         Total                    107    100      97     101     101

   Market Area

        Chicago is the nation's third largest metropolitan area, with a population of approximately 7.8 million people and approximately 2.8 million households. Chicago has a stable and diverse economic base which includes major manufacturing, transportation, finance and other business centers. The population base of Chicago is relatively young and affluent compared to the national average and compared with other leading population centers.
    In addition to its attractive demographics, the Chicago metropolitan area has had a relatively stable economic environment with more stable inflation and unemployment rates than many other major urban markets. The Illinois Department of Employment Security reported that employment reached record levels in 1997, while the unemployment rate fell to a 20-year low. According to a report issued by the U.S. Department of Commerce, by the year 2005 the Chicago area is also expected to have a population of 8.3 million residents and the largest increase in jobs of all of the nation's major metropolitan areas. The Company believes that its existing market share and its plans to add new stores will allow it to benefit from the continuing growth of the Chicago area.


   Warehousing, Distribution and Purchasing

                 The  Company currently  owns and  operates two  primary
   distribution  facilities   with   an   aggregate   of   approximately
   1.4 million square feet, including a satellite facility of approximately 285,000 square feet for storage of forward buy inventory. Each store submits orders to the distribution facilities through a centralized processing system, and merchandise ordered from the warehouses is normally received at the stores the next day.

       The Company's primary warehouse facility is located in Northlake, Illinois and handles dry grocery, produce, dairy, delicatessen, meat and frozen foods. The Company's other primary distribution facility, a general merchandise facility located on the south side of Chicago approximately 15 miles from the Company's Northlake facility, handles health and beauty care products and other general merchandise. The Company also owns and operates Ludwig Dairy, a dairy processing plant in Dixon, Illinois (approximately 100 miles west of Chicago) that manufactures cultured dairy products and ice cream. A satellite facility also located in Northlake is currently used only for the storage of forward buy inventory.

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

       The Company has historically purchased merchandise from a large number of third party suppliers, none of which supplies a material portion of the Company's goods and services. The Company is a party to certain exclusivity contracts for the purchase of products from vendors. While these contracts have become common in the food retailing industry, the Company did not emphasize such contracts prior to the Acquisition. The Company has begun to focus on such agreements more aggressively since the Acquisition and participates in a Best Practices program with other supermarket chains managed by the Yucaipa Companies ("Yucaipa"), a private investment group specializing in the acquistion and management of supermarket chains, in an effor to reduce its product costs. The Company is also pursuing forward buying and secondary sourcing opportunities.

   Advertising and Promotion

       The Company advertises primarily through direct mail circulars distributed every Thursday, in addition to Sunday newspaper and radio advertisements. Television advertising is used to reaffirm the Company's reputation for high-quality perishables.

       The Company's advertising and promotion strategy stresses the quality, assortment of products, customer service and competitive prices. Since 1990, the Company has focused its Dominick's print media advertising on direct mail, which supports the Company's store-specific merchandising goals. The Company typically circulates several versions of its circular each week, including two to three versions for stores which incorporate the Fresh Store concept. While all store departments share portions of the weekly circular, the Company may tailor its advertisements to a particular store's trade area and store type. Management believes direct mail allows for distribution of the weekly advertising circular at a lower cost and provides more complete coverage than newspaper inserts.

       The Company also employs point-of-sale couponing in which coupons are printed with the customer's receipt upon purchase of selected items. Manufacturers pay the Company to print a coupon for one product  when  another  product  is  purchased  in  order  to promote complementary or substitute products. The Company's stores may utilize this type of targeted marketing to promote items of its choice. To better facilitate the Company's target marketing programs, the Company developed the "Fresh Values" frequent shopper card program, which was introduced in its Dominick's stores in December 1996. The information generated by customers' use of the Fresh Values card enhances the Company's ability to develop programs that are
   more   specifically  targeted  than   previously possible.

   Private Label Program

       The Company's private label program represented 13.2% of fiscal 1997 sales (excluding meats, service delicatessen and produce items), which is significantly below the national average. One component of management's operating strategy is to increase private label sales to a level closer to the national average, which management believes will have a favorable impact on future gross margins. Gross margins on private label goods are generally eight to ten percent higher than on national brands, while offering comparable quality at prices that are approximately 25% lower. Through its private label program, the Company currently offers approximately 1,800 private label items. The Company procures grocery, deli, meat and health and beauty private label products through Topco Associates, Inc. ("Topco"), a large, national food buying cooperative. In addition to its "Dominick's" brand names, the Company features Topco-branded products under the "Valutime" and "Top Care" brand names at all of its stores.

   Management Information and Training Systems

       For several years, the Company has been modernizing its management information systems by adopting a "multi-platform" strategy. This entailed upgrading or moving certain applications from the mainframe to a mid-range or a micro format. The upgrade of the Company's financial software is substantially complete. The Company has also initiated an upgrade of its purchasing and warehousing system and plans to install radio frequency technology, which will enhance warehouse space utilization, manpower planning and store service levels. Completion of this system is expected in fiscal 1999. At the store level, all point-of-sale equipment has been upgraded since fiscal 1993. Pharmacy terminals that keep detailed patient records and handle third party billing adjudication have been installed and direct store delivery receiving and time-and-attendance systems have been largely implemented at the store level. In addition, new PC-based store-level training systems have been configured in the Company's stores.

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

       In 1996, the Company had a market share of approximately 26.5% among Chicago-area supermarkets, compared to Jewel Food Stores, a subsidiary of American Stores, Inc., which had a market share of approximately 35.7%. The majority of the Company's other supermarket competitors are regional supermarket chains or small independent operators, none of which has greater than a 5% market share. Through its efforts to build new stores and replace older stores, the Company has increased its market share from approximately 20.4% in the early-to-mid 1990's to approximately 26.5% in 1996, (including a 6.4% market share held by the Omni Format), despite the fact that a substantial number of competitive store openings occurred in the Chicago metropolitan area between 1990 and 1996.

       Beginning in the late 1980's and peaking in the early 1990's, a number of non-traditional competitors opened locations in the Chicago metropolitan area. These competitors introduced a number of new formats to the Chicago consumer, including warehouse club stores, mass merchants and supercenters. Though the Company has traditionally competed primarily with other supermarket chains, the Company's business strategy had been to compete with these new entrants through the introduction of its Omni format and continued growth of the Dominick's combination food and drug stores through 1997. The Company believes the strength of its Fresh Store concept should enable it to compete successfully against these non-traditional competitors in the future, as the market penetration of its Fresh Stores increases as a result of its ongoing new store opening and conversion program.

   Employees and Labor Relations

       As of November 1, 1997, the Company employed 19,449 people, of whom approximately 25% were full-time and 75% were part-time. The following table sets forth additional information concerning the Company's employees.

                                  Union   Non-Union       Total

      Salaried                         86       925          1,011
      Hourly:
        Full-time                   3,420       439          3,859
        Part-time                  14,332       247         14,579
              Total                17,838     1,611         19,449

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


   Trade Names, Service Marks and Trademarks

       The Company uses a variety of trade names, service marks and trademarks. The Company believes that its more significant trade names, service marks and trademarks include "Dominick's," "Dominick's Finer Foods," and "Fresh Values."

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

       In connection with the Acquisition, the Company and Dominick's conducted certain investigations (including in some cases, reviewing environmental reports prepared by others) of the Company's operations and its compliance with applicable environmental laws. The investigations, which included Phase I and Phase II assessments and subsequent studies by independent consultants, found that certain facilities have had or may have had releases of hazardous materials associated with Dominick's operations or those of other current, prior adjacent occupants that may require remediation, particularly due to releases of hazardous materials from underground storage tanks and hydraulic equipment. The costs to remediate such environmental contamination are currently estimated to range from approximately $4 million to $6 million. Pursuant to the stock purchase agreement related to the Acquisition, the prior owners of Dominick's have agreed to pay one-half of such remediation costs up to $10 million and 75% of such remediation costs between $10 million and $20 million. Based in part on the investigations conducted and the cost-sharing provisions of such stock purchase agreement with respect to environmental matters, the Company believes that its liabilities relating to these environmental matters will not have a material adverse effect on its future financial position or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

   Risk Factors

   Leverage; Potential Inability to Service or Refinance Debt

       At November 1, 1997, the Company's consolidated total indebtedness and total stockholders' equity was approximately $601 million and $117 million, respectively. In addition, the Company's balance sheet at November 2, 1996, reflected goodwill of approximately $375 million. As of November 1, 1997, the Company had approximately $122 million available for borrowing under the Company's revolving credit facility (the "1997 Credit Facility"). The Company's ability to make scheduled payments of the principal of, or interest on, or to refinance, its indebtedness and to make scheduled payments under its operating leases depends on its future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control. Based upon the current level of operations, management believes that available cash flow, with available borrowings under the 1997 Credit Facility (as defined below) and other sources of liquidity, including proceeds from sale-leaseback transactions, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments under the 1997 Credit Facility and the Company's other indebtedness. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that anticipated growth will materialize. If the Company is unable to meet its obligations from such sources, the Company may be required to refinance all or a portion of its existing indebtedness, sell assets or obtain additional financing. There can be no assurance that any such refinancing would be possible or that any such sales of assets or additional financing could be completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

   Potential Adverse Effects of Pending Litigation

                On March 16, 1995, a lawsuit was filed in the United States District Court for the Northern District of Illinois against Dominick's by two employees of Dominick's. The plaintiffs' original complaint asserted allegations of gender discrimination and sought compensatory and punitive damages in an unspecified amount. The plaintiffs filed an amended complaint on May 1, 1995. The amended complaint added four additional plaintiffs and asserted allegations of gender and national origin discrimination. The plaintiffs filed a second amended complaint on August 16, 1996 adding three additional plaintiffs. On April 8, 1997, the plaintiffs' motion for class certification was granted by the court as to the female subclass but was denied as to the national origin subclass. The Company plans to vigorously defend this lawsuit. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concludes that is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact. See "Legal Proceedings."

   Risk of Benefits of Conversions of Omni Stores to Dominick's  Stores.

       On October 9, 1997, the Company announced a strategic restructuring program that will result in the conversion of all 17 of its existing Omni stores to the Dominick's format. As a result of this strategic change, the Company recorded a $74.4 million restructuring charge (See Note 1 to the consolidated financial statements). The conversions are expected to result in substantially lower sales levels at these stores as a result of shifting from Omni's high volume, price impact format to Dominick's full-service format. The Company expects such sales declines to be substantially offset by the sales on new stores, which are predominantly expected to open in the second half of fiscal 1998. The Company also expects that the former Omni stores will ultimately be able to achieve average volumes and profit margins consistent with its existing Dominick's stores after remodeling activities are completed. In addition, the Company expects to eliminate approximately $12 million of advertising and overhead costs that were dedicated to operating the Omni format. Although the Company expects that the former Omni stores will be able to achieve average volumes and profit margins consistent with its existing Dominick's stores after remodeling activities are completed, there can be no assurance that such savings and other benefits will ultimately be realized and that new entrants into the market, aggressive actions by existing price impact competitors, unexpected construction delays, or other unforeseen factors will not offset or adversely impact such savings and improved profit levels.

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

    Limitations on Access to Cash Flow of Dominick's

       The  Company is  a holding  company which  conducts its  business
   through    its    wholly     owned subsidiary,  Dominick's,  and  its
   subsidiaries. Under the terms of the 1997 Credit Facility, and the other instruments governing its indebtedness, there are limitations ability to pay dividends or otherwise distribute cash to the Company.

   Cost of Compliance with Environmental Regulations

       The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials (together, "Environmental Laws"). From time to time, operations of the Company have resulted or may result in noncompliance with or liability for cleanup pursuant to Environmental Laws. Certain investigations conducted in connection with the Acquisition found that certain of the Company's facilities have had or may have had releases of hazardous materials associated with Dominick's operations or those of other current and prior occupants that may require remediation. The costs to remediate such environmental contamination are currently estimated to range from approximately $4 million to $6 million. Pursuant to the terms of the stock purchase agreement associated with the Acquisition, the prior owners of Dominick's have agreed to pay one-half of such remediation costs up to $10 million and 75% of such remediation costs between $10 million and $20 million. Giving effect to such contribution, the Company's net share of such remediation costs is current ly esti mated a t appro ximately $3.4 million. To the extent that the prior owners of Dominick's fail to reimburse the Company for such remediation costs as they have agreed, the Company would be required to bear this entire expense and pursue its remedies against such former owners. See "Business--Environmental Matters."

   Dependence upon Key Personnel

       The Company's success depends, in part, upon the services of Ronald W. Burkle, the Company's Chairman of the Board of Directors, Robert A. Mariano, the Company's President and Chief Executive Officer, and other key personnel. The loss of the services of Mr. Burkle, Mr. Mariano or other key management personnel could have an adverse effect upon the Company's business, results of operations or financial condition. Dominick's has entered into an employment agreement with Mr. Mariano. There can be no assurance that the Company will be able to retain its existing management personnel.

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

   ITEM 2.  PROPERTIES

       The Company operates a total of 107 stores in the Chicago metropolitan area, as described in the following table:

                                                            Average
                                  Number of Stores       Square Footage
                               Owned   Leased   Total   Total    Selling

   Dominick's:
    Conventional                  1       19     20     42,700    28,200
    Combination food and drug    11       39     50     68,900    48,500
    Fresh Stores                  2       35     37     61,500    45,700
    Company total                14       93    107     61,500    43,700


       At  its  leased   stores,  the  Company  generally  enters   into
   long-term net leases which obligate the Company to pay its proportionate share of real estate taxes, common area maintenance charges and insurance costs. In addition, such leases generally provide for contingent rent based upon a percentage of sales when sales from the store exceed a certain dollar amount. The average remaining term (including renewal options with increasing rents) of the Company's supermarket leases is approximately 30 years. Two stores owned by the Company are subject to long-term ground leases. There are mortgages on the Company's owned stores totaling approximately $3.4 million at November 1, 1997.


       The Company's administrative offices currently occupy a small portion of an approximately 285,000 square foot facility at 505 Railroad Avenue (which also includes a satellite distribution facility) and approximately 171,300 square feet of space at 333 N. Northwest Avenue in Northlake, Illinois. The Company also owns and operates two primary warehouse and distribution facilities totaling approximately 1.4 million square feet (including the satellite warehouse facility) and the Ludwig Dairy plant. See "Business--Warehousing, Distribution and Purchasing."

   ITEM 3.  LEGAL PROCEEDINGS

       On March 16, 1995, a lawsuit was filed in the United States District Court for the Northern District of Illinois against Dominick's by two employees of Dominick's. The plaintiffs' original complaint asserted allegations of gender discrimination and sought compensatory and punitive damages in an unspecified amount. The plaintiffs filed an amended complaint on May 1, 1995. The amended complaint added four additional plaintiffs and asserted allegations of gender and national origin discrimination. The plaintiffs filed a second amended complaint on August 16, 1996 adding three additional plaintiffs. On April 8, 1997, the plaintiffs' motion for class certification was granted by the court as to the female subclass but was denied as to the national origin subclass. The Company plans to vigorously defend this lawsuit. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concludes that is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

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


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On March 4, 1997, the stockholders of the Company (i) elected four directors of the Company to a three-year term expiring in 2000 and (ii) approved the Directors Deferred Compensation and Restricted Stock Plan. On September 10, 1997, the Board of Directors approved the 1997 Employee Stock Purchase Plan, subject to stockholder approval at the 1998 Annual Meeting of Stockholders. Except as set forth above, there were no matters submitted to a vote of security holders during fiscal 1997. See the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders under the captions "1997 Employee Stock Purchase Plan."

   ITEM  5.      MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
   STOCKHOLDER MATTERS

       The Company's Common Stock, $.01 par value (the "Common Stock"), is listed on the New York Stock Exchange and the Chicago Stock Exchange (symbol: DFF). The Company had stockholders of record as of January 23, 1998. Prior to the Company's initial public offering on November 1, 1996 (the "IPO"), there was no public trading market for the Company's Common Stock.

       The Company has not paid any dividends on its Common Stock since the Acquisition and does not expect to pay any dividends on its Common Stock in the foreseeable future. The Company's principal debt instruments contain certain restrictions on the payment of cash
   dividends  with  respect  to  the   Company's  Common  Stock.

   ITEM 6.  SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA

       The following table sets forth selected historical financial data of the Company and the Predecessor Company as of and for the 52 weeks ended November 1, 1997, the 53 weeks ended November 2, 1996, the 32 weeks ended October 28, 1995, the 20 weeks ended March 21,
   1995, the 52 weeks ended October 29, 1994, and the 52 weeks ended October 30, 1993 together with the operating and other financial data which have been derived from the financial statements audited by Ernst & Young LLP, independent auditors. The pro forma information set forth below for the 52 weeks ended October 28, 1995 gives effect to the Acquisition and certain related events as though they had occurred on October 30, 1994. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company and the Predecessor Company, together with the related notes thereto.


       Dominick's was acquired by the Company on March 22, 1995. The historical financial statements for the 20 weeks ended March 21, 1995 and all prior periods reflect the Predecessor Company results of operations. The historical results of operations for the 32 weeks ended October 28, 1995 and all subsequent periods are those of the Company following the Acquisition.

                                              Company                           Predecessor Company
                                                       Pro Forma
                                 52 Weeks  53 Weeks    52 Weeks   32 Weeks      20 Weeks
                                   Ended     Ended       Ended     Ended         Ended     52 Weeks Ended
                                  Nov. 1,   Nov. 2,     Oct. 28,  Oct. 28,      Mar. 21, Oct. 29,  Oct. 30,
                                    1997      1996        1995      1995          1995     1994      1993
                                          (dollars in millions, except share and store data)
Operating Results:
Sales                            $2,584.9  $2,512.0    $2,433.8   $1,475.0      $ 958.8  $2,409.9  $2,330.2
Cost of sales                     1,960.8   1,933.0     1,881.7    1,136.6        747.6   1,871.5   1,815.0
Gross profit                        624.1     579.0       552.1      338.4        211.2     538.4     515.2
Selling, general and
  administrative expenses           526.1     491.4       482.2      293.9        191.9     484.3     469.4
Restructuring charge (a)             74.4        --          --         --           --        --        --
Termination of consulting
  agreement (b)                        --      10.5          --         --           --        --        --
SARs termination costs (c)             --       --           --         --         26.2        --        --
Operating income (loss)              23.6      77.1        69.9       44.5         (6.9)     54.1      45.8
Interest expense                     58.9      70.3        72.4       46.0         11.3      30.0      34.1
Income tax expense (benefit)          3.6       7.4         3.5        1.9         (7.1)      9.3       4.1
Extraordinary item(d)                23.6       6.3         4.6        4.6           --       6.3        --
Cumulative effect of
  accounting change.                   --        --          --         --           --       1.0        --
Net income (loss) (d)            $  (62.5)  $  (6.9)   $  (10.6)  $   (8.0)     $ (11.1) $    7.5  $    7.6
Preferred stock dividend
 and accretion                         --       7.9         6.3        3.7
Net loss available to
 common stockholders             $  (62.5)  $ (14.8)   $  (16.9)  $  (11.7)
Per Share:
Loss per common share(e)         $  (2.93)  $ (0.96)   $  (1.10)  $  (0.76)
Average number of common
 shares outstanding(e)           21,361,147 15,571,339 15,441,324 15,411,793
Other Financial Data:
Depreciation and amortization    $   60.0   $  45.9               $   25.4      $  20.5  $   52.9  $   51.1
Capital expenditures                100.0      49.6                   23.1         22.4      60.1      31.1
EBITDA (as adjusted)(f)             158.5     134.9                   71.7         43.2     112.0      98.3
Cash flow from operating
 activities                          63.2      41.1                   61.8         20.0      73.2      89.9
Cash flow from investing
 activities                          99.7     (48.6)                (464.6)       (14.6)    (55.5)    (27.9)
Cash flow from financing
 activities                          25.0     (15.4)                 441.1          6.2     (29.4)    (50.6)
Store Data:
  Fresh Store conversions               5         0                      3            5         6         0
  Stores opened during the period      10         8                      0            0         1         1
  Stores closed during the period      (3)       (5)                     0           (4)       (1)       (1)
  Stores open at end of period        107       100                     97           97       101       101
  Comparable store sales growth      (0.1)%     1.2%                   1.5%         2.4%      2.9%     (1.6)%
  Average weekly sales per
   store  (000's)                $    510   $   491               $    480      $   484  $    466  $    448
  Average sales per selling
    square foot                  $    619   $   614               $    606      $   627  $    610  $    601
Total selling square feet at
  end of period (000's)             4,681     4,244                  4,008        3,976     4,039     3,969

                                              Company                                       Predecessor Company
                                                       Pro Forma
                                 52 Weeks  53 Weeks    52 Weeks   32 Weeks      20 Weeks
                                   Ended     Ended       Ended     Ended         Ended     52 Weeks Ended
                                  Nov. 1,   Nov. 2,     Oct. 28,  Oct. 28,      Mar. 21, Oct. 29,  Oct. 30,
                                    1997      1996        1995      1995          1995     1994      1993
                                          (dollars in millions, except share and store data)
Balance Sheet Data (end
    of period):
  Working capital surplus
    (deficit)                    $  (62.0) $   17.1               $  (34.2)     $ (21.5) $ (22.3)  $    2.0
  Total assets                    1,148.8   1,153.0                1,100.1        653.2     669.0     676.6
  Total goodwill                    375.3     420.2                  419.3           --        --        --
  Total debt                        601.3     540.7                  599.4        250.3     255.7     283.6
  Redeemable preferred stock           --      50.8                   43.7           --       --         --
  Stockholders' equity              116.6     179.1                   96.1        104.7     116.7     110.2


   (a) On October 9, 1997, the Company announced a strategic restructuring program that will result in the conversion of all of its 17 existing Omni stores to the Dominick's format. As a result of this program, the Company recorded a $74.4 million of pre-tax restructuring charge.

   (b) On  November  1,  1996,  the  Company  terminated  a   consulting
       agreement  with  Yucaipa,   resulting  in  the  payment  of  a
       termination fee of $10.5 million.

   (c) In connection with the Acquisition, the Company discharged certain obligations under its SARs plan by making payments to plan participants.


   (d) Net loss for the 52 weeks ended November 1, 1997 reflects an extraordinary loss of $23.6 million, net of applicable tax benefit of $15.6 million, resulting from the retirement of $200 million of Dominick's Senior Subordinated Notes and the re-financing of its 1996 Credit Facility. Net loss for the 53 weeks ended November 2, 1996 reflects an extraordinary loss of $6.3 million, net of applicable tax benefit of $4.2 million, resulting from the refinancing of the 1995 Credit Facility in connection with the IPO. Net income for the 32 weeks ended October 28, 1995 reflects an extraordinary loss of $4.6 million, net of applicable income tax benefit of $2.8 million, resulting from the repayment of $150 million under a senior subordinated credit facility and the partial repayment of $50 million under the Company's 1995 Credit Facility. Net income for the 52 weeks ended October 29, 1994 reflects an extraordinary loss of $6.3 million, net of applicable income tax benefit of $3.9 million, resulting from the retirement of $60 million principal amount of Dominick's 11.78% Senior Notes.

   (e) Loss per common share is computed based upon the weighted average number of shares outstanding during the period. In accordance with the rules of the Securities and Exchange Commission, 85,998 shares of common stock issued after March 22, 1995 and 32,750 equivalent shares using the treasury stock method for outstanding stock options granted after March 22, 1995 have been treated as outstanding for fiscal 1996 and all prior periods in calculating earnings per share because such shares were issued and such options are exercisable at prices below the initial public offering price. Per share data have been adjusted to reflect a 14.638 for 1 stock split effective October 24, 1996.

   (f) EBITDA (as adjusted) represents income (loss) before interest expense, income taxes, depreciation and amortization, seller transaction expenses, SARs termination costs, pre-Acquisition equipment write-offs related to closed stores and remodels, LIFO charge, restructuring charges, termination of consulting agreement charge, extraordinary losses on extinguishment of debt and cumulative effect of accounting change. The Company believes that EBITDA (as adjusted) provides meaningful information regarding the Company's ability to service debt by eliminating certain non-cash and unusual charges. However, EBITDA (as adjusted) should not be construed as an alternative to operating income, net income or cash flow from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The computation of EBITDA (as adjusted) for the periods presented is as follows:

                                              Company                           Predecessor Company
                                                       Pro Forma
                                 52 Weeks  53 Weeks    52 Weeks   32 Weeks      20 Weeks
                                   Ended     Ended       Ended     Ended         Ended     52 Weeks Ended
                                  Nov. 1,   Nov. 2,     Oct. 28,  Oct. 28,      Mar. 21, Oct. 29,  Oct. 30,
                                    1997      1996        1995      1995          1995     1994      1993
                                          (dollars in millions)
Operating Results:
Sales                            $2,584.9  $2,512.0    $2,433.8   $1,475.0      $ 958.8  $2,409.9  $2,330.2
  Net income (loss)              $  (62.5) $  (6.9)    $  (10.6)  $  (8.0)      $ (11.1) $    7.5  $    7.6
  Interest expense                   58.9     70.3         72.4      46.0          11.3      30.0      34.1
  Income tax expense (benefit)        3.6      7.4          3.5       1.9          (7.1)      9.3       4.1
  Depreciation and amortization      60.0     45.9         41.3      25.4          20.5      52.9      51.1
  Restructuring charge               74.4       --           --        --            --        --        --
  Termination of consulting
    agreement charge                  --      10.5           --        --            --        --        --
  LIFO charge                         0.5      1.4          2.4       1.7           0.7       1.1       0.4
  Extraordinary loss on
   extinguishment of debt,
   net of tax benefit                23.6      6.3          4.6       4.6            --       6.3        --
  Pre-Acquisition equipment
    write-offs                        --        --          1.3        --           1.3       1.7       0.6
  SARs expenses                       --        --           --        --           0.6       2.0       0.4
  SARs termination costs              --        --           --        --          26.2        --        --
  Seller transaction expenses         --        --           --        --           0.8       0.2        --
  Cumulative effect of
   accounting change                  --        --           --        --            --       1.0        --
  EBITDA (as adjusted)           $  158.5  $ 134.9     $  114.9   $  71.6       $  43.2  $  112.0  $   98.3


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   General

       The   Company's   sales  increased   approximately   10.9%   from
   $2.3 billion in fiscal 1993 to $2.6 billion in fiscal 1997. This growth has occurred in part because of the increase in the total number of stores operated by the Company, which increased from 101 at the end of fiscal 1993 to 107 at the end of fiscal 1997. In addition, management believes that this sales growth reflects the substantial steps the Company has taken to strengthen its store base over this period by remodeling existing stores, closing certain under-performing stores and selectively replacing existing stores. Through fiscal 1991, the Company's capital expenditure program focused on developing combination food and drug stores and adding pharmacies and expanded health and beauty care product lines to many stores which were previously classified as conventional stores. In addition to upgrading its store base through capital expenditures, the Company began to focus on "rationalizing" its conventional store base (closing, converting or replacing under-performing stores). Seven under-performing stores were closed in fiscal 1991 and an additional 15 were closed through the end of fiscal 1997. In order to maximize the effectiveness of the remaining conventional stores, the Company began to focus on upgrading their perishable departments and developed new prototypes to convey a stronger image of quality, selection and freshness to the customer. These efforts led to the introduction of the Fresh Store concept at the beginning of fiscal 1994. During the five-year period ended November 1, 1997, the Company completed 39 major remodels (including 19 Fresh Store conversions). In addition to its remodeling and store rationalization initiatives, the Company accelerated its new store program after the Acquisition in fiscal 1995. From the beginning of fiscal 1996 through the end of fiscal 1997, the Company opened 18 Dominick's Fresh Stores, including 5 replacement stores.

       Store Mix. As a result of its store rationalization and capital expenditure program, the Company's store mix (by number of stores) changed from 45% conventional, 39% combination food and drug and 16% Omni at the end of fiscal 1993 to 19% conventional and 81% combination food and drug (including 35% Fresh Stores) at November 1, 1997. This store mix change, along with the remodels and departmental improvements discussed above, resulted in a significant increase in total sales, as average weekly sales per store increased from $448,000 in fiscal 1993 to $510,000 in fiscal 1997. In addition, gross margins improved slightly from fiscal 1993 to fiscal 1997 due to an increase in the number of combination food and drug stores (which generally have higher margins than conventional stores due to their product mix and increased offerings of higher-margin perishables). This margin increase was realized in spite of the negative impact on gross margins resulting from the store disruptions during the Fresh Store conversions in fiscal 1994 and 1995. Management believes that as a result of its store rationalization and capital expenditure programs and its continued emphasis on opening new Fresh Stores, the Company is well positioned for future growth.

       Fresh Store Concept. One key aspect of the Company's store rationalization and capital expenditure programs has been the implementation of the Fresh Store concept. Dominick's 37 Fresh Stores are enhanced combination food and drug stores which are designed to create a European-style fresh market atmosphere and emphasize the store's visual appeal and quality merchandise perception. The Company's Fresh Stores feature significant upgrades in store design and offer an expanded assortment of high quality fresh produce and other perishables, a large selection of restaurant-quality prepared foods for carry-out and in-store dining and a superior line of freshly baked goods and pastry items. Fresh Stores also offer expanded delicatessen, bakery, meat, seafood and floral departments, and additional service departments such as a gourmet coffee cafe. The first Fresh Store was introduced in November 1993 through the conversion of an existing conventional store. A total of 19 stores have now been converted, resulting in an average increase in customer counts, sales per square foot and store contribution margins for the converted stores over pre-conversion levels. In addition, by focusing customers on the increased offerings of higher-margin perishables and prepared products, the Fresh Store concept has produced a more favorable margin mix. Although the converted stores have generally achieved increased sales levels relatively quickly following their grand openings as Fresh Stores, their profitability has been adversely affected during the six-month ramp-up period following such grand openings as a result of increased promotional costs and other non-recurring start-up expenses. The Company held grand openings for six Fresh Stores in fiscal 1994, eight Fresh Stores in fiscal 1995, eight Fresh Stores in fiscal 1996 and 15 Fresh Stores in fiscal 1997. By the end of fiscal 1998, planned new stores and conversion of existing stores are expected to increase the number of Fresh Stores to 65, representing 56% of the Company's store base.

       Omni  conversions.     The  broad  customer  appeal  and   strong
   financial performance of the Dominick's Fresh Store led to the decision to convert the 17 Omni stores to Dominick's stores. These conversions represent an opportunity to rapidly accelerate the market penetration of Dominick's Fresh Stores. The former Omni stores are in attractive locations throughout the Chicago metropolitan area that are well suited for Dominick's Fresh Stores. Remodeling efforts are anticipated to begin in early calendar 1998 and are targeted for completion in mid-calendar 1998. See "Business--Risk Factors."

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

   Results of Operations

       The following table sets forth the historical operating results of the Company for the 52 weeks ended November 1, 1997, the 53 weeks ended November 2, 1996, and the pro forma operating results of the Company for the 52 weeks ended October 28, 1995 which give effect to the Acquisition and certain related transactions as though they had occurred at October 30, 1994, expressed in millions of dollars and as a percentage of sales:

                                      Company                   Proforma

                             52 Weeks          53 Weeks         52 Weeks
                              Ended             Ended            Ended
                           Nov. 1, 1997      Nov. 2, 1996     Oct. 28, 1995

Sales                    $2,584.9 100.0%   $2,512.0 100.0%   $2,433.8 100.0%
Gross profit                624.1  24.1       579.0   23.0      552.1  22.7
Selling, general and
 administrative espenses    526.1  20.4       491.4   19.5      482.2  19.8
Restructuring charge         74.4   2.9          --     --         --    --
Termination of                 --    --        10.5    0.4         --    --
 consulting agreement
Operating income             23.6   0.9        77.1    3.1       69.9   2.9
Interest expense             58.9   2.3        70.3    2.8       72.4   3.0
Income tax expense            3.6    .1         7.4     0.3       3.5   0.1
Extraordinary loss on
 extinguishment of debt,
 net of tax benefit          23.6   0.9         6.3     0.3       4.6   0.2
Net loss                    (62.5) (2.4)       (6.9)   (0.3)    (10.6) (0.4)
Preferred stock dividend
 and accretion                 --    --         7.9     0.3       6.3   0.3
Net loss attributable to
 common stockholders     $  (62.5) (2.4%)  $  (14.8)   (0.6%) $ (16.9) (0.7%)



       The following discussion of the Company's results of operations should be read in conjunction with the consolidated financial statements of the Company together with the related notes thereto and other information included elsewhere herein.

   Comparison of Results of Operations for the 52 Weeks Ended November 1, 1997 with the 53 Weeks Ended November 2, 1996

       Sales: Sales increased $72.9 million, or 2.9%, from $2,512.0 million in the 53 weeks ended November 2, 1996 to $2,584.9 million in the 52 weeks ended November 1, 1997. Excluding the additional week in fiscal 1996, sales increased 4.9% in fiscal 1997. The increase in sales in fiscal 1997 was primarily attributable to the opening of 10 new Dominick's Fresh Stores, partially offset by the impact of three store closures during fiscal 1997 and one closure in fiscal 1996.

       Gross Profit: Gross profit increased $45.1 million, or 7.8%, from $579.0 million in the 53 weeks ended November 2, 1996 to $624.1 million in the 52 weeks ended November 1, 1997. Gross profit as a percentage of sales increased from 23.0% in -the 53 weeks ended November 2, 1996 to 24.1% in the 52 weeks ended November 1, 1997, due primarily to the reduction of product costs resulting from purchasing improvements and improved perishable and drug department gross profit. The increase in gross profit from perishables primarily reflects the improved sales mix and maturing profitability of the Company's Fresh Stores.

       Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SG&A") increased $34.7 million, or 7.1%, from $491.4 million in the 53 weeks ended November 2, 1996 to $526.1 million in the 52 weeks ended November 1, 1997. SG&A increased from 19.5% of sales in the 53 weeks ended November 2, 1996 to 20.4% of sales in the 52 weeks ended November 1, 1997. The increase in SG&A as a percentage of sales reflects planned increases in occupancy costs and depreciation expense associated with the Company's new store and remodel program.

        Restructuring Charge: On October 9, 1997, the Company announced a strategic restructuring program that will result in the conversion of all of its 17 existing Omni stores to the Dominick's format. As a result of this program, the Company recorded a $74.4 million pre-tax restructuring charge, including a $34.0 million write-down of goodwill attributable to the Omni format; a $14.9 million write-down of certain assets to be disposed of resulting from the conversion of the stores to the Dominick's format; a $14.0 million write-down of certain inventories to net realizable value; and an $11.5 million provision for costs associated with store closings, employee severance and certain other expenses. The restructuring charge reduced net income by $58.3 million or $2.73 per share.

       Operating Income: Operating income for the 52 weeks ended November 1, 1997 decreased $53.5 million, or 69.4%, from $77.1 million in the 53 weeks ended November 2, 1996 to $23.6 million in the 52 weeks ended November 1, 1997 as a result of the factors discussed above. Excluding the impact of the restructuring charge in fiscal 1997 and the termination of consulting agreement in fiscal 1996, operating income increased $10.4 million or 11.9% in fiscal 1997.

       Interest Expense: Interest expense decreased from $70.3 million in the 53 weeks ended November 2, 1996 to $58.9 million in the 52 weeks ended November 1, 1997 primarily due to lower interest rates and borrowing levels.

       Net Loss: Net loss increased $55.6 million from a net loss of $6.9 million in the 53 weeks ended November 2, 1996 to a net loss of $62.5 million in the 52 weeks ended November 1, 1997 as a result of the factors discussed above. After deducting preferred stock dividend and accretion of $7.9 million in the 53 weeks ended November 2, 1996, net loss attributable to common stockholders increased from $14.8 million in the 53 weeks ended November 2, 1996 to a loss of $62.5 million in the 52 weeks ended November 1, 1997.

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

       Gross Profit: Gross profit increased $26.9 million, or 4.9%, from $552.1 million in the 52 weeks ended October 28, 1995 to $579.0 million in the 53 weeks ended November 2, 1996. Gross profit as a percentage of sales increased from 22.7% in the 52 weeks ended October 28, 1995 to 23.0% in the 53 weeks ended November 2, 1996, due primarily to the reduction of product costs resulting from purchasing improvements and improved perishable and drug department gross profit. The increase in gross profit from perishables reflects the maturing profitability of the converted Fresh Stores.

       Selling, General and Administrative Expenses: SG&A increased $9.2 million, or 1.9%, from $482.2 million in the 52 weeks ended October 28, 1995 to $491.4 million in the 53 weeks ended November 2, 1996. SG&A decreased from 19.8% of sales in the 52 weeks ended October 28, 1995 to 19.5% of sales in the 53 weeks ended November 2, 1996. The decrease in SG&A as a percentage of sales reflects improved labor productivity and reduced overhead costs.

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

       Net Loss: Net loss decreased $3.7 million from a net loss of $10.6 million in the 52 weeks ended October 28, 1995 to a net loss of $6.9 million in the 53 weeks ended November 2, 1996 as a result of the factors discussed above. After deducting preferred stock dividend and accretion of $6.3 million in the 52 weeks ended October 28, 1995 and $7.9 million in the 53 weeks ended November 2, 1996, net loss attributable to common stockholders improved from a loss of $16.9 million in the 52 weeks ended October 28, 1995 to a loss of $14.8 million in the 53 weeks ended November 2, 1996.


   Liquidity and Capital Resources

       The Company's principal sources of liquidity are cash flow from operations, borrowings under its 1997 Credit Facility (defined below) and capital and operating leases. The Company's principal uses of liquidity are to provide working capital, finance capital expenditures and meet debt service requirements.

        On October 28, 1997, the Company entered into a revolving credit facility with a syndicate of financial institutions (the "1997 Credit Facility") which provides borrowing availability of $575 million for general corporate and working capital purposes including up to $50 million for letters of credit. The Company uses letters of credit to cover workers' compensation self-insurance liabilities and for other general purposes. As of November 1, 1997 the Company had approximately $ 11.8 million of outstanding letters of credit. The 1997 Credit Facility matures on April 28, 2004. The Company is required to make prepayments or reduce availability under the 1997 Credit Facility, subject to certain exceptions, with the proceeds from certain asset sales, issuances of debt securities and any pension plan reversions.

        On November 1, 1996, the Company completed its initial public offering of Common Stock (the "IPO") which resulted in the issuance of 5.9 million additional shares of Common Stock. Net proceeds to the Company from the IPO, after deducting issuance costs, were $97.7 million. The Company used $50.8 million of the proceeds to repurchase all of the outstanding 15% Redeemable Exchangeable Cumulative Preferred Stock (the "Redeemable Preferred Stock") on January 2, 1997 (and paid a $0.9 million of preferred stock dividend on November 1, 1996). The $50.8 million of net proceeds was invested in short-term interest bearing securities until the Redeemable Preferred Stock repurchase occurred. Additionally, $35.9 million of the proceeds, together with $45.0 million of available cash and $193.6 million of proceeds under its $325 million credit facility ( the "1996 Credit Facility" ) was used to repay all of the outstanding borrowings under the Company's then existing credit facility. The remaining proceeds from the IPO were used to pay expenses and terminate a consulting agreement with The Yucaipa Companies. See "Certain Relationships and Related Transactions."

       The Company generated approximately $63.2 million of cash from operating activities during fiscal 1997 compared to $41.1 million during fiscal 1996. The increase in cash generated from operating activities is attributable to an increase in operating income, lower interest expense resulting from the lower borrowing levels and lower interest rates throughout 1997, and the effect of increased trade leverage. One of the principal uses of cash in the Company's operating activities is inventory purchases. However, supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $62.0 million at November 1, 1997 and $33.7 million at November 2, 1996 (after adjusting for the impact of cash reserved for stock redemption).

       The Company used $99.7 million in investing activities during fiscal 1997. Investing activities consisted primarily of capital expenditures of $100.0 million offset somewhat by sales of assets. Capital expenditures were made for store remodels, new store openings and, to a lesser extent, expenditures for warehousing, distribution, and manufacturing facilities and equipment, including data processing and computer systems. The Company financed a portion of its capital expenditures through capital leases of certain equipment purchases which amounted to $25.1 million in fiscal 1997.

       The  Company  plans   to  make  gross  capital  expenditures   of
   approximately   $140   million  (or   $80  million  net  of  expected
   capital  leases)  in  fiscal  1998.  Such  expenditures   consist  of
   approximately $55 million for the conversion of the Company's 17 Omni stores to the Dominick's format, $65 million related to other remodels and new stores, as well as ongoing store expenditures for equipment and maintenance, and approximately $20 million related to warehousing, distribution and manufacturing facilities and equipment, including data processing and computer equipment. Management expects that these capital expenditures will be financed primarily through
   cash   flow   from  operations,   capital  leases   and   a     $75.0
   million real  property lease  financing  facility which  the  Company
   entered into  in fiscal   1997. See  Note 4 in "Notes to Consolidated
   Financial  Statements."   The  capital  expenditure budget for fiscal
   1998  does  not include  certain  environmental  remediation    costs
   which are expected to be incurred over the next several years in the range of approximately $4 million to $6 million (the Company's net share of which is currently estimated at approximately $3.4 million, after contributions by the prior owners of the Predecessor Company pursuant to the terms of the stock purchase agreement associated with the Acquisition, and for which an accrual has been provided in the Company's financial statements). See "Business-Environmental Matters."

       The Company has historically utilized leasing facilities to finance the cost of new store equipment and fixtures. The Company anticipates that it will continue to secure additional equipment lease facilities as required to support its capital expenditure program. As such lease facilities are utilized, the Company's capital lease indebtedness will increase by a comparable amount. See
   Note 4 in "Notes to Consolidated Financial Statements."

       The capital expenditure plans discussed above do not include potential acquisitions which the Company could make to expand within its existing market or contiguous markets. The Company may consider such acquisition opportunities from time to time. Any such future acquisition may require the Company to seek additional debt or equity financing.

       The Company is a holding company that has no material operations other than its ownership of the capital stock of Dominick's. As a result, the Company is dependent upon distributions or advances from Dominick's to obtain cash to pay dividends or for other corporate purposes. The Company and its subsidiaries' principal debt instruments generally restrict Dominick's from paying dividends or otherwise distributing cash to the Company, except under certain limited circumstances, including for the payment of taxes and, subject to limitations, for general administrative purposes.

       The Company, in the ordinary course of its business, is party to various legal actions. One case currently pending alleges gender discrimination by Dominick's and seeks compensatory and punitive damages in an unspecified amount. The plaintiffs' motion for class certification was granted by the Court as to the female subclass but was denied as to the national origin subclass in fiscal 1997. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact. See "Legal Proceedings."

       Certain of the Company's computer programs were written using two digits to define the applicable year. Consequently, such programs may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Company's management has made an assessment of the Year 2000 Issue and its overall information system requirements and has commenced an action plan which includes program and system conversions as well as modifications of existing programs. The Company has been replacing a substantial number of its computer systems and related programs over the past several years. Accordingly, the Company's management estimates that the costs associated with correcting the Year 2000 Issue will not be material and that the Year 2000 Issue will not pose significant operational problems for its computer systems.

       The Company is highly leveraged. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the 1997 Credit Facility and its other sources of liquidity (including leases) will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years.

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

       See Index to Consolidated Financial Statements on page 21.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                 PART III


   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Incorporated by reference to the information included in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers."

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

                                  PART IV


   ITEM 14.   EXHIBITS, FINANCIAL  STATEMENT SCHEDULES,  AND REPORTS  ON
   FORM 8-K

   (a)  1.   Financial Statements
             Financial Statements required to be filed hereunder are indexed on page 21.

        2.   Financial Statement Schedules

             All schedules are omitted because they are not required, are not applicable, or the information is included in the Financial Statements or notes thereto.

        3.   Exhibits


      Exhibit     Description
      Number

        3.1 Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's 1996 Annual Report on Form 10-K, Number 1-12353).

        3.2       Amended  and  Restated   Bylaws  of   the  Company.
             (Incorporated by reference to Exhibit 3.2 to the Company's 1996 Annual Report on Form 10-K, Number 1-12353).

        4.1 Warrant dated as of March 22, 1995 issued by the Company to The Yucaipa Companies, as supplemented. (Incorporated by reference to Exhibit 4.1 to the Company's 1996 Annual Report on Form 10-K, Number 1-12353).

        10.1 Credit Agreement dated as of October 28, 1997 by and among Dominick's Finer Foods, Inc., as Borrower, the Company, as Guarantor, the lenders listed therein, Bankers Trust Company and Chase Securities Inc., as Co-Arrangers, Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank as Syndication Agent.

        10.2 Stock Purchase Agreement dated as of January 17, 1995 by and among DFF Holdings, Inc., DFF Sub, Inc., Dodi L.L.C., Dodi Family L.L.C. and Dodi Developments L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, No. 333-14995).

        10.3 Tax Matters Agreement dated as of March 22, 1995 by and among the Company, DFF Supermarkets, Inc., Dominick's Finer Foods, Inc., Dodi L.L.C., Dodi Family L.L.C., Dodi Developments L.L.C., Dodi, Inc., Blackhawk Developments, Inc., Blackhawk Properties, Inc., Dominick's Finer Foods, Inc., of Illinois, Dodi Hazelcrest, Inc., Kohl's of Bloomingdale, Inc., Jerry's Deep Discount Centers, Inc. and Save-It Discount Foods Corporation. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Number 333- 14995).

        10.4 Employment Agreement dated as of March 22, 1995 between Dominick's Finer Foods, Inc. and Robert A. Mariano.
             (Incorporated  by   reference  to   Exhibit  10.4  to   the
             Company's Registration   Statement on Form S-1, Number 333-
             14995).

        10.5 Employment Agreement dated as of March 22, 1995 between Dominick's Finer Foods, Inc. and Robert E. McCoy. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Number 333-14995).

        10.6 Employment Agreement dated as of March 22, 1995 between Dominick's Finer Foods, Inc. and Herbert R. Young. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Number 333-14995).

        10.7 Management Agreement dated as of November 1, 1996 among The Yucaipa Companies, the Company and Dominick's Finer Foods, Inc. (Incorporated by reference to Exhibit
             10.7 to the Company's 1996 Annual Report on Form 10-K, Number 1-12353).

        10.8 Amended and Restated Stockholders Agreement dated as of November 1, 1996 by and among the Company, DFF Supermarkets, Inc., Dominick's Finer Foods, Inc. and the stockholders of the Company named therein. (Incorporated by reference to Exhibit 10.8 to the Company's 1996 Annual Report on Form 10-K, Number 1-12353).

        10.9 Registration Rights Agreement dated as of March 22, 1995 by and among the Company, DFF Supermarkets, Inc.,
             Dominick's Finer Foods, Inc. and the stockholders of the Company named therein. (Incorporated by reference to
             Exhibit 10.9 to the Company's Registration Statement on Form S-1, Number 333-14995).

        10.10 Registration Rights Agreement dated as of November 1, 1996 by and between the Company and Yucaipa Blackhawk Partners, L.P., Yucaipa Chicago Partners, L.P. and Yucaipa Dominick's Partners, L. P. (Incorporated by reference to Exhibit 10.10 to the Company's 1996 Annual Report on Form 10-K, Number 1-12353).

        10.11 Dominick's Supermarkets, Inc. Directors Deferred Compensation and Restricted Stock Plan (Incorporated by reference to the information included in the Company's definitve proxy statement for the 1997 Annual meeting of Stockholders.)

        10.12 Dominick's Supermarkets, Inc. Amended and Restated 1995 Stock Option Plan. (Incorporated by reference to
             Exhibit 10.12 to the Company's 1996 Annual Report on Form 10-K, Number 1-12353).

        10.13 Dominick's Supermarkets, Inc. 1996 Equity Participation Plan. (Incorporated by reference to Exhibit
             10.13 to the Company's 1996 Annual Report on Form 10-K, Number 1-12353).

        10.14 Lease between Dominick's Realty Trust 1997 as lessor and Dominick's Finer Foods, Inc. as lessee dated as of August 19, 1997.

        21.1      Subsidiaries  of   the   Company.   (Incorporated   by
             reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, Number 333-14995).

        27.1      Financial Data Schedule.

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal 1998.

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Dominick's Supermarkets, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Northlake, State of Illinois, on January 28, 1998.

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

       Signature                    Title                      Date

   /s/  RONALD W. BURKLE
   Ronald W. Burkle          Chairman of the Board       January 28, 1998

   /s/  ROBERT A. MARIANO
   Robert A. Mariano       President, Chief Executive
                               Officer, Director         January 28, 1998

   /s/  DARREN W. KARST
   Darren W. Karst         Executive Vice President,
                          Finance and Administration,
                            Chief Financial Officer
                        (Principal Accounting Officer),
                                  Director               January 28, 1998

   /s/  GRACE BARRY
   Grace Barry                      Director             January 28, 1998

   /s/  EVAN BAYH
   Evan Bayh                        Director             January 28, 1998

   /s/  LINDA McLOUGHLIN FIGEL
   Linda McLoughlin Figel           Director             January 28, 1998

   /s/  PETER P. COPSES
   Peter P. Copses                  Director             January 28, 1998

   /s/  PATRICK L. GRAHAM
   Patrick L. Graham                Director             January 28, 1998

   /s/  DAVID B. KAPLAN
   David B. Kaplan                  Director             January 28, 1998

   /s/  ANTONY P. RESSLER
   Antony P. Ressler                Director             January 28, 1998

   /s/  IRA L. TOCHNER
   Ira Tochner                      Director             January 28, 1998

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page

   Report of Independent Auditors                                    22

   Consolidated Balance Sheets as of November 1, 1997 and
      November 2, 1996                                               23

   Consolidated Statements of Operations for the 52 weeks
      ended November 1, 1997, the 53 weeks  ended November
      2, 1996, the 32 weeks ended  October 28, 1995, and the
      20 weeks ended March 21, 1995 (Predecessor Company)            24

   Consolidated Statements  of Stockholders'  Equity  for
      the 52 weeks ended November 1, 1997, the 53 weeks
      ended November 2, 1996,  the 32 weeks ended  October
      28, 1995, and the 20 weeks ended March 21, 1995
      (Predecessor Company)                                          25

   Consolidated Statements of Cash Flows for the 52 weeks
      ended November 1, 1997, the 53 weeks  ended November
      2, 1996, the 32 weeks ended October 28, 1995, and
      the 20 weeks ended March 21, 1995 (Predecessor Company)        26

   Notes to Consolidated Financial Statements                        27

                      REPORT OF INDEPENDENT AUDITORS

   The Board of Directors
   Dominick's Supermarkets, Inc.

       We have audited the accompanying consolidated balance sheets of Dominick's Supermarkets, Inc. as of November 1, 1997 and November 2, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended November 1, 1997 and November 2, 1996, the period March 22, 1995 through October 28, 1995, and for the period October 30, 1994 through March 21, 1995 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dominick's Supermarkets, Inc. at November 1, 1997 and November 2, 1996 and the results of its operations and its cash flows for the fiscal years ended November 1, 1997 and November 2, 1996, the period March 22, 1995 through October 28, 1995, and the period October 30, 1994 through March 21, 1995 (Predecessor Company), in conformity with generally accepted accounting principles.


                                     /s/ ERNST & YOUNG LLP



   Chicago, Illinois
   December 16, 1997

                       DOMINICK'S SUPERMARKETS, INC.

                        CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share data)

                                               Nov. 1,          Nov. 2,
                                                1997              1996
   ASSETS
   Current assets:
     Cash and cash equivalents...............    $   22,034    $   32,735
     Cash reserved for stock redemption .....            --        50,780
     Receivables, net .......................        18,241        11,065
   Inventories...............................       240,575       203,411
     Prepaid expenses and other..............        39,656        27,518
               Total current assets..........       320,506       325,509
     Property and equipment, net.............       418,158       368,224
   Other assets:
     Deferred financing costs, net...........         3,694        11,524
     Goodwill, net...........................       375,312       420,182
     Other...................................        31,090        27,546
               Total other assets............       410,096       459,252
   Total assets                                  $1,148,760    $1,152,985

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable........................    $  228,969    $  187,787
     Accrued payroll and related liabilities.        35,906        30,896
     Taxes payable...........................        20,852        18,234
     Other accrued liabilities...............        82,274        61,465
     Current portion of long-term debt.......           377           376
     Current portion of capital
       lease obligations.....................        14,147         9,676
                Total current liabilities....       382,525       308,434
   Long-term debt:
     Bank credit facilities and other........       446,767       200,644
     Senior Subordinated Notes...............            10       200,000
   Capital lease obligations.................       140,032       130,052
   Deferred income taxes and other liabilities       62,795        84,004
   Redeemable Exchangeable Cumulative
     Preferred Stock, Series A, $.01 par value,
      40,000 shares authorized, issued and
      outstanding at November 2, 1996;
      liquidation and redemption at $1,000
      per share plus accumulated and unpaid
      dividends...............................        --           50,780
   Stockholders' equity:
     Common Stock, $.01 par value, 50,000,000
      shares authorized, 17,851,891 shares
      issued and outstanding at November 1, 1997
      and 16,080,074 issued and outstanding at
      November 2, 1996 .......................          178           161
       Non-Voting Common Stock, $.01 par value,
        10,000,000  shares authorized, 3,515,168
        shares issued and outstanding at November
        1, 1997 and 5,278,962 shares issued and
        outstanding at November 2, 1996 .......          35            52
     Additional paid-in capital................     205,464       205,394
     Retained deficit..........................     (89,046)      (26,536)
                  Total stockholders' equity.       116,631       179,071
   Total liabilities and stockholders' equity    $1,148,760    $1,152,985

                          See accompanying notes.

                       DOMINICK'S SUPERMARKETS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except share data)



                                             Company        Predecessor
                                   52 Weeks  53 Weeks     32 Weeks      20 Weeks
                                      Ended     Ended     Ended    Ended
                                     Nov. 1,    Nov. 2,  Oct. 28,   March 21,
                                     1997      1996         1995        1995
Sales                          $ 2,584,889  $ 2,511,962  $ 1,474,982  $ 958,742
Cost of sales                    1,960,816    1,932,994    1,136,600    747,561
Gross profit                       624,073      578,968      338,382    211,181
Selling, general and
 administrative expenses           526,041      491,359      293,872    191,999
Restructuring charge                74,400           --           --         --
Termination of consulting
 agreement                              --       10,500           --         --
SARs termination costs                  --           --           --     26,152
Operating income (loss)             23,632       77,109       44,510     (6,970)
Interest expense:
  Interest expense                  57,787       67,555       44,480     11,238
  Amortization of deferred
   financing costs                   1,165        2,741        1,460         69
                                    58,952       70,296       45,940     11,307
Income (loss) before income
 taxes and extraordinary loss      (35,320)       6,813       (1,430)   (18,277)

Income tax expense (benefit)         3,606        7,385        1,933     (7,135)
Loss before extraordinary loss     (38,926)        (572)      (3,363)   (11,142)
Extraordinary loss on
 extinguishment of debt, net
 of applicable tax benefit of
 $15,557 in fiscal 1997,
 $4,195 in fiscal 1996, and
 $2,824 in the 32 weeks ended
 October 28, 1995                  (23,584)      (6,360)      (4,585)        --
Net loss                           (62,510)      (6,932)      (7,948) $ (11,142)

Preferred stock dividend
 and accretion                          --        7,934        3,722
Net loss attributable to
 common stockholders           $   (62,510) $   (14,866) $   (11,670)

Per Share
Loss before extraordinary loss $     (1.83) $     (0.55) $     (0.46)
Extraordinary loss                   (1.10)       (0.41)       (0.30)
Loss per common share          $     (2.93) $     (0.96) $     (0.76)
Average number of shares
 outstanding                    21,361,147   15,571,339   15,411,793

                          See accompanying notes.

                       DOMINICK'S SUPERMARKETS, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (dollars in thousands, except share data)



                                                     Additional       Retained
                                   Common Stock        Paid-In        Earnings
   Predecessor Company            Shares     Amount    Capital        (Deficit)        Total

   Balance at October 29, 1994       263,600   $  26    $    334      $ 116,313      $ 116,673
   Net loss                               --      --          --        (11,142)       (11,142)
   Cash dividend--$3.00 per share         --      --          --           (791)          (791)

   Balance at March 21, 1995         263,600   $  26    $    334      $ 104,380      $ 104,740

   Company

   Balance at March 22, 1995              --   $  --    $     --      $      --      $      --
   Issuance of common stock       14,985,610     150     104,850             --        105,000
   Net loss                               --      --          --         (7,948)        (7,948)
   Preferred stock accretion              --      --          --         (3,722)        (3,722)
   Other                             445,287       4       2,794             --          2,798

   Balance at October 28, 1995    15,430,897     154     107,644        (11,670)        96,128
   Net loss                               --      --          --         (6,932)        (6,932)
   Initial Public Offering         5,900,000      59      97,642             --         97,701
   Preferred stock accretion              --      --          --         (7,059)        (7,059)
   Preferred stock dividend               --      --          --           (875)          (875)
   Other                              28,139      --         108             --            108

   Balance at November 2, 1996    21,359,036     213     205,394        (26,536)       179,071
   Net loss                               --      --          --        (62,510)       (62,510)
   Other                               8,023      --          70             --             70

   Balance at November 1, 1997    21,367,059   $ 213   $ 205,464      $ (89,046)     $ 116,631

                          See accompanying notes.

                       DOMINICK'S SUPERMARKETS, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)

                                                            Company           Predecessor Company
                                                   52 Weeks    53 Weeks    32 Weeks     20 Weeks
                                                     Ended       Ended       Ended     Ended
                                                    Nov. 1,     Nov. 2,     Oct. 28,March  21,
                                                     1997        1996        1995       1995
 Cash flows from operating activities
 Net loss                                         $(62,510)   $ (6,932) $   (7,948)    $ (11,142)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Extraordinary loss on debt extinguishment      39,141      10,555       7,409            --
     Depreciation and amortization                  59,982      45,924      25,364        20,499
     Amortization of deferred financing costs        1,165       2,741       1,460            69
     Restructuring charge                           48,887          --          --            --
     Stock appreciation rights                          --          --          --        26,825
     Deferred income taxes                         (11,013)      4,315       7,625        (3,890)
     Loss (gain) on disposal of capital assets          (8)     (1,224)        (25)        1,149
     Changes in operating assets and liabilities,
       net of Acquisition in 1995:
       Receivables                                  (7,176)      8,491      (5,218)        2,546
       Inventories                                 (37,164)    (20,531)       (683)        7,209
       Prepaid expenses and other                  (19,340)     (6,952)      2,783        (1,890)
       Accounts payable                             41,182      16,464      31,246       (10,217)
       Accrued liabilities and taxes payable        10,064     (11,731)       (241)      (11,147)
       Total adjustments                           125,720      48,052      69,720        31,153
   Net cash provided by operating activities        63,210      41,120      61,772        20,011
   Cash flows from investing activities
   Capital expenditures                            (99,988)    (49,588)    (23,125)      (22,423)
   Proceeds from sale of capital assets                294       1,287       1,317           380
   Proceeds from sale of investments                    --          --          --         7,300
   Business acquisition cost, net of
     cash acquired                                      --          --    (442,777)           --
   Other--net                                           --        (260)        (31)          116
   Net cash used in investing activities           (99,694)    (48,561)   (464,616)      (14,627)
   Cash flows from financing activities
   Principal payments for long-term debt
     and capital lease obligations                (113,647)   (291,517)   (131,145)       (5,363)
   Retirement of Senior Subordinated Notes        (228,710)         --          --
   Proceeds from debt issuances                    346,500     195,000     480,000            --
   Proceeds from sale-leaseback of assets           25,057      37,307          --            --
   Proceeds from issuance of capital stock              --      97,809     100,000            --
   Debt issuance costs and other                    (3,417)     (3,194)     (7,784)         (791)
   Cash reserved for stock redemption                   --     (50,780)         --            --
   Net cash provided by (used in)
     financing activities                           25,783     (15,375)    441,071       ( 6,154)
   Net increase (decrease) in cash and
     cash equivalents                              (10,701)    (22,816)     38,227          (770)
   Cash and cash equivalents at beginning
     of period                                      32,735      55,551      17,324         18,094
   Cash and cash equivalents at end of period     $ 22,034    $ 32,735  $   55,551     $   17,324
   Supplemental schedule of non-cash
     investing and financing activities
   Acquisition of business:
     Fair value of assets acquired, net
       of cash acquired                                                 $1,056,627
     Net cash paid in acquisition                                         (442,777)
     Exchange of capital stock                                             (40,000)
     Management equity investment                                           (5,000)
     Liabilities assumed                                                $  568,850
   Contribution of capital in exchange
     for debt financing fees                                            $    2,647
   Preferred stock accretion                                  $  7,059  $    3,722


                          See accompanying notes.

                       DOMINICK'S SUPERMARKETS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.  Summary of Significant Accounting Policies

     Basis of Presentation

       Dominick's Supermarkets, Inc. ("Supermarkets") (together with its subsidiaries, the "Company") acquired Dominick's Finer Foods, Inc. ("Dominick's") on March 22, 1995 for total consideration of approximately $692.9 million, excluding fees and expenses of approximately $41.2 million (the "Acquisition"). The Company effected the Acquisition by acquiring 100% of the capital stock of Dominick's parent, DFF Supermarkets, Inc. ("DFF"), formerly known as Dodi Inc. for $346.6 million in cash and $40 million of the Company's 15% Redeemable Exchangeable Cumulative Preferred Stock ("Redeemable Preferred Stock"). DFF was subsequently merged into Dominick's. In addition, the Company repaid certain indebtedness and other liabilities of Dominick's of approximately $181.8 million and assumed $124.5 million of existing capital leases and other indebtedness. The Acquisition was accounted for as a purchase of Dominick's by the Company. As a result, Dominick's assets and liabilities were recorded at their estimated fair market values as of March 22, 1995. The purchase price in excess of the fair market value of the Dominick's assets was recorded as goodwill and is being amortized over 40 years. For purposes of financial statement presentation, the Predecessor Company refers to Dominick's prior to the Acquisition.

       A summary of the assets acquired and liabilities assumed as of March 22, 1995 is as follows (dollars in thousands):

      Assets
        Inventory                             $    182,439
        Other current assets                        37,632
        Property and equipment, net                345,303
        Goodwill                                   438,150
        Deferred financing costs                    22,722
        Other intangible assets                     30,381

          Total assets                         $ 1,056,627

      Liabilities
        Accounts payable and accrued expenses  $   299,198
        Long-term debt                             237,511
        Other liabilities                           32,141

          Total liabilities                    $   568,850

       The Company uses a 52-53 week fiscal year ending on the Saturday closest to October 31. Fiscal 1997 and fiscal 1995 were 52-week periods while fiscal 1996 was a 53-week period. Fiscal 1995 consists of a 20-week Predecessor Company period ending March 21, 1995 and a 32-week Company period ending October 28, 1995 (collectively "fiscal 1995"). The Company operates supermarkets in Chicago, Illinois, and its suburbs. The consolidated financial statements include the accounts of Supermarkets and its wholly owned subsidiaries. Supermarkets has no other operations other than those of its subsidiaries.

    Cash Equivalents

       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   Cash Reserved for Stock Redemption

       Cash reserved for stock redemption represents proceeds from the Company's initial public offering of Common Stock (the "IPO") completed on November 1, 1996 which were set aside by Supermarkets to repurchase all of the outstanding Redeemable Preferred Stock on January 2, 1997 (see Note 6).

   Inventories

       Inventories are stated at the lower of cost, primarily using the last-in, first-out (LIFO) method, or market. If inventories had been valued using replacement cost, inventories would have been higher by $3,855,000 at November 1, 1997 and $3,355,000 at November 2, 1996 and
   gross profit and operating income would have been greater by $500,000 $1,418,000, $1,694,000 and $750,000 for fiscal 1997, fiscal 1996, the
   32 weeks ended October 28, 1995 and the 20 weeks ended March 21, 1995, respectively.

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

      Buildings and improvements                       10-33 years
      Fixtures and equipment                            3-12 years
      Property under capital leases and lease rights    5-25 years

     Deferred Financing Costs

       Costs incurred in connection with the issuance of debt are amortized over the term of the related debt.

     Goodwill and Trademarks

       The excess of the purchase price over the fair value of the net assets acquired is amortized on a straight-line basis over 40 years beginning at the date of acquisition. Trademarks, which are included in other assets, are amortized on a straight-line basis over 40 years. Accumulated amortization related to goodwill and trademarks at November 1, 1997 and November 2, 1996 was $30,107,000 and $18,587,000, respectively. During fiscal 1997, the Company recorded a $34.0 million write-down of goodwill and a $1.0 million write-down of trademarks, in connection with its restructuring program (see "Restructuring Charge" below).

     Long-Lived Assets

       In accordance with Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

     Income Taxes

       The Company accounts for income taxes using the liability method as required by the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under Statement 109, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.

     Closed Store Reserves

       The Company provides a reserve for the net book value of any store assets, net of salvage value, and the net present value of the remaining lease obligation, net of estimated sublease income, for stores that have closed or are planned to be closed. Total reserves for closed stores were $25.6 million at November 1, 1997.

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

    Extraordinary Loss

       On October 28, 1997, the Company entered into a $575 million revolving credit facility with a syndicate of financial institutions (the "1997 Credit Facility"), retired substantially all of its 10.875% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") and, repaid it's then existing $325 million credit facility (the "1996 Credit Facility"), which resulted in an extraordinary loss on extinguishment of debt of $23,584,000, net of tax benefit of $15,557,000 (see Note 3). On November 1, 1996, the Company repaid its then existing credit facility (the "1995 Credit Facility") using the proceeds of the 1996 Credit Facility, which resulted in an extraordinary loss on early extinguishment of debt of $6,360,000, net of tax benefit of $4,195,000. During the 32 weeks ended October 28, 1995, the Company used the proceeds from the offering of its Senior
   Subordinated Notes to repay in full the $150 million senior subordinated credit facility and to prepay $50 million of its 1995 Credit Facility which resulted in an extraordinary loss on early extinguishment of debt of $4,585,000, net of tax benefit of $2,824,000. The accompanying financial statements reflect these charges as extraordinary items.

   Restructuring Charge

        On October 9, 1997, the Company announced a strategic restructuring program. Under the program, the Company will convert all of its 17 existing Omni stores to the Dominick's format. As a result of this strategic change the Company recorded a $74.4 million restructuring charge (the "Restructuring Charge"), including a $34.0 million write-down of goodwill attributable to the Omni format; a $14.9 million write-down of certain assets to be disposed of resulting from the conversion of the stores to the Dominick's format; a $14.0 million write-down of certain inventories to net realizable value; and an $11.5 million provision for costs associated with store closings, employee severance and certain other expenses. The Restructuring Charge reduced net income by $58.3 million or $2.73 per share.

     Advertising

       The Company expenses its advertising costs as incurred. Advertising expenses were $30,298,000, $29,864,000, $16,540,000, and
   $11,472,000  for  fiscal  1997,  fiscal  1996,  the  32  weeks  ended
   October 28,  1995,   and  the   20   weeks  ended   March 21,   1995,
   respectively.

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

       In accordance with the rules of the Securities and Exchange Commission, 85,998 shares of common stock issued and 32,750 equivalent shares using the treasury stock method for outstanding stock options granted after March 22, 1995 have been treated as outstanding for all periods prior to the IPO in calculating earnings per share because such shares were issued and such options are exercisable at prices below the initial public offering price.

     Supplemental Cash Flow Disclosure

       Cash paid for  income taxes was $3,761,000, $110,000,  $4,230,000 and $3,115,000 for fiscal 1997, fiscal 1996, the 32 weeks ended October 28, 1995, and the 20 weeks ended March 21, 1995, respectively. Cash paid for interest was $54,469,000, $76,563,000, $35,638,000 and $15,835,000 for fiscal 1997, fiscal 1996, the 32 weeks ended October 28, 1995 and the 20 weeks ended March 21, 1995, respectively. Capital lease obligations of $27,500,000 and $37,900,000 were entered into during fiscal 1997 and fiscal 1996, respectively. No capital lease obligations were entered into in fiscal 1995.

     Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications

       Certain prior period amounts in the financial statements have been reclassified to conform with the November 1, 1997 presentation.

     New Accounting Pronouncements

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which requires the presentation of both Basic and Diluted earnings per share. Under Statement 128, the dilutive effect of stock options are excluded from the calculation of Basic earnings per share but will continue to be included in the calculation of Diluted earnings per share. The Company does not expect Statement 128 to have a material impact on earnings per share. The Company will adopt this reporting in the first quarter of fiscal 1998.

       In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which requires the presentation of Comprehensive Income in the financial statements. The Company will adopt this reporting in its fiscal 1998 financial statements.

   2.  Property, Equipment and Capital Leases

       Property, equipment and capital leases consist of the following (dollars in thousands):

                                                       Nov. 1,    Nov. 2,
                                                        1997       1996

   Property and equipment
   Land ............................................ $  35,956  $  35,952
   Buildings and leasehold improvements.............    90,489     76,387
   Fixtures and equipment...........................   139,202    104,391
   Construction in progress.........................    31,600     20,667
   Lease rights.....................................    46,465     46,465

   Capital leases
   Buildings........................................    94,951     94,501
   Fixtures and equipment...........................    65,379     38,340
       Total  ......................................   504,042    416,703

   Less:  Accumulated depreciation and amortization
      Property and equipment........................   (53,791)   (32,734)
      Capital leases................................   (32,093)   (15,745)

                                                     $  418,158 $ 368,224

   3.  Long-Term Debt

       Long-term senior debt consists of the following (dollars in thousands):

                                                    Nov. 1,      Nov. 2,
                                                     1997         1996

   Revolving credit facilities  ..............   $  441,500   $   95,000
   Term loan ..................................          --      100,000
   Other.......................................       5,644        6,020
                                                    447,144      201,020
   Less: Current portion.......................         377          376
                                                 $  446,767     $200,644

        On October 28, 1997, the Company entered into the 1997 Credit Facility which provides borrowing availability of $575 million for general corporate and working capital purposes including up to $50 million for letters of credit. The Company uses letters of credit to cover workers' compensation self-insurance liabilities and for other general purposes. As of November 1, 1997, the Company had approximately $11.8 million of outstanding letters of credit. The facility matures on April 28, 2004. The Company is required to make prepayments or reduce availability under the 1997 Credit Facility, subject to certain exceptions, with the proceeds from certain asset sales, issuances of debt securities and any pension plan reversions.

        On November 1, 1996, the Company entered into the 1996 Credit Facility with a syndicate of financial institutions and refinanced its indebtedness under its then existing 1995 Credit Facility. The 1996 Credit Facility provided for (i) a $100 million amortizing term loan, (ii) a $105 million revolving term facility and (iii) a $120 million revolving facility. The 1996 Credit Facility was repaid using proceeds from borrowings under the 1997 Credit Facility.

       Borrowings under the 1997 Credit Facility bear interest at a rate equal to, at the option of the Company, the Base Rate (as defined) per annum or the reserve adjusted Euro-Dollar Rate (as defined) plus a maximum .875% per annum (subject to reduction). Up to $50 million of the facility is available as a swingline facility and loans outstanding under the swingline facility shall bear interest at the Base Rate. The Company will pay the issuing bank a fee of .25% per annum on each letter of credit and will pay the lenders under the facility a letter of credit fee equal to the applicable margin for Euro-Dollar loans under the facility. In addition, the Company will pay a commitment fee on the unused portion of the facility. The 1997 Credit Facility may be prepaid in whole or in part without premium or penalty.

       The 1997 Credit Facility, among other things, requires the Company and its subsidiaries to maintain minimum levels of Consolidated Net Worth (as defined), and to comply with certain ratios related to Fixed Charges (as defined) and Leverage (as defined). In addition, the 1997 Credit Facility limits, among other things, additional borrowings, dividends on, and redemption of capital stock, certain other payments from Dominick's to the Company, capital expenditures, and the acquisition and disposition of assets. At November 1, 1997, the Company was in compliance with the financial covenants of its debt agreements.

       Substantially  all  of   the  assets  of  the  Company  and   its
   subsidiaries are pledged as security under the 1997 Credit Facility or other long-term debt.

        On May 4, 1995, Dominick's issued $200 million principal amount of Senior Subordinated Notes in connection with the Acquisition. On October 31, 1997, the Company retired substantially all of the Senior Subordinated Notes at 114% of the principal amount resulting in an aggregate redemption premium of $28,310,000. The note redemption was prepaid using proceeds from the 1997 Credit Facility. The aggregate premium redemption and certain other related costs have been included in the accompanying financial statements as an extraordinary item.

       Aggregate maturities of long-term debt as of November 1, 1997, excluding capital lease obligations, for each of the next five fiscal years are as follows (dollars in thousands):

           1998  ................................    $   377
           1999  ................................        318
           2000  ................................        347
           2001  ................................        363
           2002  ................................      2,775

       During fiscal 1997 the Company's effective interest rate was 8.8%.

   4.  Leases

       The Company leases land, retail stores, and equipment. Many of the property leases obligate the Company to pay real estate taxes, insurance, and maintenance costs and contain multiple renewal options generally covering additional periods ranging from 15 to 30 years. Certain of the leases require contingent rental payments, which are based primarily upon sales at the various retail stores, adjusted for certain expenses paid by the Company. Rent expense totaled $19,001,000 including $487,000 for contingent rentals for fiscal 1997, $17,710,000 and $525,000, respectively, for fiscal 1996,
   $10,419,000 and $271,000, respectively, for the 32 weeks ended October 28, 1995, and $6,511,000 and $167,000, respectively, for the 20 weeks ended March 21, 1995.

       The future minimum lease payments under noncancelable operating and capital leases as of November 1, 1997 for each of the next five fiscal years and thereafter are as follows (dollars in thousands):

                                                Operating     Capital
                                                  Leases      Leases

       1998  ................................  $   30,923   $  30,454
       1999  ................................      30,976      30,378
       2000  ................................      31,159      29,935
       2001  ................................      30,964      29,307
       2002  ................................      30,103      30,723
       Thereafter ...........................     304,395     106,589
       Total minimum lease payments .........   $ 458,520     257,386
       Less: Amount representing interest                    (103,207)
       Present value of net minimum lease payments          $ 154,179

       During fiscal 1997, the Company entered into a $75.0 million master lease financing agreement for the construction and leasing of new stores. The Company guarantees a substantial portion of the residual value of the leased property. As of November 1, 1997 $3.3 million was utilized under the agreement. Under the terms of the agreement the Company's management anticipates that all leases under the facility will be accounted for as operating leases. After the initial noncancelable lease term, which expires in April 2004, the lease may be extended by agreement of the parties or the Company may purchase the properties or arrange for the sale of the properties to a third party.

   5.  Capital Stock

       The authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, $.01 par value per share,
   10,000,000 shares of Non-Voting Common Stock, $.01 par value per share (of which 8,500,000 shares have been designated Class B Common Stock) and 4,000,000 shares of preferred stock, $.01 par value per share, the "Preferred Stock". All common stock is entitled to dividends, if any, as may be declared by the Board of Directors. Certain dividend restrictions exist as more fully described in
   Note 3. The Common Stock is voting, and the Class B Common Stock is non-voting. Additionally, the Class B Common Stock is convertible at the option of the holder, on a share-for-share basis, into Common Stock if certain conditions are met.

   Initial Public Offering

        On November 1, 1996, the Company completed the IPO which resulted in the issuance of 5.9 million additional shares of Common Stock. Net proceeds to the Company from the IPO, after deducting issuance costs, were $97.7 million. The Company used $50.8 million of the proceeds to repurchase all of its outstanding Redeemable Preferred Stock on January 2, 1997 and paid a $0.9 million preferred stock dividend on November 1, 1996. Had the IPO and the Redeemable Preferred Stock repurchase occurred as of October 29, 1995, net income available for common shareholders for fiscal 1996 would have been $532,000 (or $.02 per share) reflecting lower interest expense, preferred stock accretion and related dividends. Cash raised from the IPO was invested in short-term interest bearing securities until the Redeemable Preferred Stock repurchase occurred. The invested cash balance of $50.8 million at November 2, 1996 has been presented on the accompanying 1996 Consolidated Balance Sheet as Cash reserved for stock redemption.

        Additionally, $35.9 million of the IPO proceeds, together with $45.0 million of available cash and $193.6 million of proceeds under the 1996 Credit Facility were used to repay all of the outstanding borrowings under the 1995 Credit Facility (see Note 3). The remaining proceeds were used to pay expenses and terminate a consulting agreement with The Yucaipa Companies ("Yucaipa").

   Equity Participation Plans

       The Company maintains a number of equity participation plans, including its 1996 Equity Participation Plan (the "1996 Plan"),
   Restated 1995 Stock Option Plan (the "1995 Plan") and Directors Deferred Compensation and Restricted Stock Plan (the "Directors
   Plan"), to enable key executive officers, other key employees, independent directors and consultants of the Company to participate in the ownership of the Company. The plans provide for the award to executive officers, other key employees, independent directors and consultants of the Company of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, dividend equivalents and stock payments.

       A maximum of 1,000,000 shares have been reserved for issuance under the 1996 Plan. As of November 1, 1997, awards covering 253,609 shares of Common Stock have been granted under the 1996 Plan. As of November 1, 1997, awards covering 948,692 shares have been granted under the 1995 plan and there were no shares available for future grants under the 1995 Plan. A maximum of 100,000 shares have been reserved for issuance under the Directors Plan and as of November 1, 1997 3,490 shares have been issued under the Directors Plan.

       A summary of stock option activity is as follows:
                                                          Average
                                         Number of        Exercise
                                           Shares          price
       Outstanding at March 22, 1995        --
         Granted                           970,387         $4.28
         Exercised                           --
         Canceled                            --
       Outstanding at October 28, 1995     970,387
         Granted                            16,468        $13.66
         Exercised                           --
         Canceled                          (20,020)
       Outstanding at November 2, 1996     966,835
         Granted                           253,609        $24.45
         Exercised                          (4,535)
         Canceled                          (13,608)
       Outstanding at November 1, 1997   1,202,301


       At November 1, 1997, 737,031 of the options were non-qualified options and 465,270 were incentive options. The incentive options have an exercise prices per share of $6.83 to $13.66 and the non-qualified options have an exercise price per share of $1.71 to $26.56. As of November 1, 1997, 639,532 options were exercisable under the 1995 Plan.

        Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value basis of accounting for stock-based compensation under which the value of an option is measured at the date of grant and is expensed over the vesting period of the option. Under Statement 123, the fair value of the option can be measured using alternative valuation models. Such valuation models require management assumptions about stock price performance and volatility as well as certain other judgmental factors which can cause large fluctuations in option valuation. Accordingly the Company's management has elected to continue accounting for stock options under accounting principles board opinion no. 25, Accounting for Stock Issued to Employees. Had such valuation methods under Statement 123 been used the pro forma net loss for fiscal 1997, fiscal 1996 and the 32 weeks ended October 28, 1995 would have been $64.1 million, $14.9 million and $12.4 million, respectively and net loss per share for fiscal 1997, fiscal 1996 and the 32 weeks ended October 28, 1995 would have been $3.00, $.96 and $.80 respectively.


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

    Stock Appreciation Rights Plan (Predecessor Company)

       The Predecessor Company had a Stock Appreciation Rights ("SARs") plan for certain officers and key management employees. The plan provided for additional compensation to be accrued on the difference between the book value per share of common stock at the end of each fiscal year and the book value per share at the later of the grant date or the last day of the prior fiscal year. As a result of the Acquisition, the SARs became fully vested and were valued at market value. Compensation expense incurred related to all SARs outstanding was $673,000 during the 20 weeks ended March 21, 1995. In connection with the Acquisition, all obligations under the Predecessor Company's SARs plan were discharged and the plan was terminated. As a result of the Acquisition, the Predecessor Company recorded a charge of $26,152,000, reflecting the difference in fair market value and book value of the SARs at March 21, 1995.

   6.  Redeemable Exchangeable Cumulative Preferred Stock

       As of November 1, 1997, the Company had 4,000,000 shares of Preferred Stock authorized, none of which were issued and outstanding. In connection with the IPO, the Company entered into an agreement to repurchase the 40,000 shares of then outstanding Redeemable Preferred Stock. Such repurchase was completed on January 2, 1997.


   7.  Income Taxes

       The  provision  (benefit)  for  income  taxes  consists  of   the
   following (dollars in thousands):
                                                              Predecessor
                                         Company                Company
                                52 Weeks 53 Weeks   32 Weeks    20 Weeks
                                 Ended     Ended     Ended       Ended
                                 Nov. 1,   Nov. 2,  Oct. 28,    March 21,
                                  1997      1996      1995        1995

   Current:
     Federal................ $  12,385   $  2,238  $ (4,539)  $  (2,543)
     State..................     2,234        833    (1,153)       (702)

                                14,619      3,071    (5,692)     (3,245)
   Deferred:
     Federal................    (9,587)     3,573     6,214      (3,027)
     State..................    (1,426)       741     1,411        (863)
                               (11,013)     4,314     7,625      (3,890)
                             $   3,606   $  7,385  $  1,933   $  (7,135)

   A reconciliation of the provision (benefit) for income taxes to amounts computed at the federal statutory rate of 35% is as follows (dollars in thousands):


                                                                     Predecessor
                                                Company                Company

                                     52 Weeks   53 Weeks  32 Weeks     20 Weeks
                                      Ended      Ended     Ended        Ended
                                     Nov. 1,     Nov. 2,   Oct. 28,   March 21,
                                       1997        1996      1995        1995
Federal income taxes (benefit) at
  statutory rate on income before
  provision for income taxes and
  extraordinary loss ........       $ (12,362)   $  2,385  $  (501)  $ (6,397)
Non-tax deductible goodwill            15,704       4,450    2,417        --
State income taxes, net of federal
  income tax benefit.........             525         324       10       (828)
Other, net...................            (261)        226        7         90
                                    $   3,606    $  7,385  $ 1,933   $ (7,135)

       Significant components of the Company's deferred income tax liabilities and assets are as follows (dollars in thousands):

                                                    Nov. 1,    Nov. 2,
                                                     1997       1996

   Deferred income tax liabilities:
     Inventory...................................  $ 10,688   $ 10,688
     Property and equipment......................    30,265     27,031
     State income taxes..........................       260      1,696
     Trademarks..................................     8,506      8,733
   Other.........................................     4,530      2,462
   Total deferred income tax liabilities.........    54,249     50,610
   Deferred income tax assets:
     Accrued vacation............................     3,389      3,079
     Omni restructuring reserve..................    13,028         --
     Capital leases..............................     7,385      5,305
     Net operating losses........................    10,414         --
     Alternative minimum tax.....................     8,269      6,385
     Accrued self-insurance......................    16,201     16,864
     Capitalized inventory.......................     2,795      2,377
     Other accrued liabilities...................    14,980     19,958
     Other.......................................     5,216      5,897
   Total deferred income tax assets..............    81,677     59,865
   Net deferred income tax assets................    27,428      9,255
     Less:  Valuation allowance..................    11,120     11,120
   Net deferred income tax assets (liabilities)..  $ 16,308   $ (1,865)

       As of November 1, 1997 net operating losses and alternative minimum tax ("AMT") credit carryforwards of $29.8 million and $8.3 million respectively, have been recorded by the Company. The net operating loss carryforwards expire through 2012, while the AMT credits can be carried forward indefinitely. A valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

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

       Retirement and profit-sharing plan expenses included in the Consolidated Statements of Operations were $13,511,000, $14,408,000, $8,638,000 and $5,950,000 for fiscal 1997, fiscal 1996, the 32 weeks ended October 28, 1995 and  the 20 weeks ended March 21, 1995.

    9.  Related Party Transactions

       The Company has a five-year management agreement with Yucaipa for management and financial services. The agreement is automatically renewed on April 1 of each year for a five-year term unless 90 days notice is given by either party. The agreement provides for annual management fees equal to $1.0 million. In addition, the Company may retain Yucaipa in an advisory capacity in connection with certain acquisition or sale transactions and in such case will pay an advisory fee equal to 1% of the transaction value.

       On November 1, 1996, the Company terminated a previous consulting agreement with Yucaipa, which agreement called for fees equal to 2% of EBITDA (as defined). A fee of $10.5 million related to such termination was paid to Yucaipa on November 1, 1996. In addition, pursuant to the previous consulting agreement, Yucaipa received a fee of $14 million for advisory and other services provided in connection with the Acquisition. Other fees related to the Yucaipa agreements were $1,249,000, $2,636,000 and $1,490,000 during fiscal 1997, fiscal 1996 and the 32 weeks ended October 28, 1995, resectively.

   10.  Commitments and Contingencies

       The Company, in the ordinary course of its business, is party to various legal actions. One case currently pending alleges gender discrimination by Dominick's and seeks compensatory and punitive damages in an unspecified amount. The plaintiffs' motion for class certification was recently granted by the Court as to the female subclass but was denied as to the national origin subclass in fiscal 1997. Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concludes that it is in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment to date of the underlying facts and circumstances and the other information currently available, and although no assurances can be given, the Company does not believe that the resolution of this litigation will have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

       The Company is also a defendant in other cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

       Certain of the Company's facilities have had or may have had releases of hazardous materials associated with Dominick's operations or those of current, prior or adjacent occupants that may require remediation. The costs to remediate such environmental contamination are currently estimated to range from approximately $4 million to $6 million. Pursuant to the stock purchase agreement in connection with the Acquisition, one-half of such remediation costs up to $10 million and 75% of such remediation costs between $10 million and $20 million will be paid by the prior owners of Dominick's. Accordingly, the Company has accrued $3.4 million to reflect its estimated liability for environmental remediation. The Company does not believe that the ultimate liability related to remediation will have a material adverse affect on the Company's financial position or results of operations.

       The Company self-insures workers' compensation and general liability claims. During the 20 weeks ended March 21, 1995, the Predecessor Company discounted its workers' compensation liability using a 7.5% discount rate. During fiscal 1997, fiscal 1996 and the 32 weeks ended October 28, 1995 all self-insurance liabilities were discounted using a 7.5% discount rate. Management believes that this rate approximates the time value of money over the anticipated payout period (approximately 12 years) for essentially risk-free investments. Self-insurance liability information is as follows (dollars in thousands):

                                                  Nov. 1,      Nov. 2,
                                                   1997         1996

       Self-insurance liability ...........  $    53,477   $   57,157
       Less: Discount .....................       (8,165)      (8,727)
       Net self-insurance liability .......  $    45,312   $   48,430

       The estimated cash payments for claims will aggregate approximately $16 million, $11 million, $8 million, $6 million and $4 million for fiscal years 1998, 1999, 2000, 2001 and 2002, respectively.

   11.  Fair Value of Financial Instruments

       The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                   November  1, 1997
                                                  Carrying
                                                   Amount    Fair Value
   Cash and cash equivalents...................  $  22,034     $  22,034
   Short-term notes and other receivables......     18,241        18,241
   1997 Credit Facility........................    441,500       441,500
   Other.......................................      5,644         5,644

   12. Quarterly Data (Unaudited) (dollars in thousands, except share data)

                                           Fiscal 1997

                              First       Second      Third       Fourth
                             Quarter     Quarter     Quarter     Quarter
                            12 Weeks    12 Weeks    16 Weeks    12 Weeks

   Sales                    $ 602,923   $ 583,455   $ 813,690   $ 584,821
   Gross profit               142,307     141,028     195,135     145,603
   Operating income (loss)     23,295      21,809      29,676     (51,148)
   Net income (loss) before
    extraordinary loss          5,185       3,881      5,640      (53,632)
   Extraordinary loss              --          --         --      (23,584)
   Net income (loss)            5,185       3,881      5,640      (77,216)
   Net income (loss) per
    common share                  .23         .18        .25        (3.61)


                                           Fiscal 1996

                              First       Second      Third       Fourth
                             Quarter     Quarter     Quarter     Quarter
                            12 Weeks    12 Weeks    16 Weeks    13 Weeks

   Sales                    $ 584,362   $ 556,880   $ 759,309   $ 611,411
   Gross profit               131,954     129,008     176,074     141,932
   Operating income            19,330      18,886      26,443      12,450
   Net income (loss) before
    extraordinary loss            669         728       1,716      (3,685)
   Extraordinary loss              --          --          --      (6,360)
   Net income (loss)              669         728       1,716     (10,045)
   Net loss per common share     (.05)       (.06)       (.03)       (.82)


   Comments on Quarterly Data:

        During the fourth quarter of fiscal 1997, the Company announced a strategic restructuring program, as more fully discussed in Note 1, which resulted in a $74.4 million charge (or $58.3 million net of tax benefit of $16.1 million).

        Per share data have been adjusted to reflect a 14.638-for-1 stock split effective October 24, 1996.

        The termination of the Company's consulting agreement with Yucaipa during the fourth quarter of 1996 resulted in a $10.5 million charge (or $6.3 million net of tax benefit of $4.2 million).