Form 10-Q
period 1998-01-24
DOMINICKS SUPERMARKETS INC
filed 1998-03-10
CIK 943563

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended January 24, 1998


                    Commission file number  1-12353

                     DOMINICK'S SUPERMARKETS, INC.
          (Exact name of registrant as specified in charter)


                  Delaware                      94-3220603
     (State or other jurisdiction          (I.R.S. Employer
      of incorporation or organization)   Identification Number)

             505 Railroad Avenue
             Northlake, Illinois                          60164
            Address of principal executive offices)    (Zip Code)

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

        At March 6, 1998 there were 18,554,767 shares of Common Stock outstanding and 2,861,354 shares of Non-Voting Common Stock outstanding.

                           TABLE OF CONTENTS



                     PART I. FINANCIAL INFORMATION


     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of
                 January 24, 1998 (unaudited) and November 1, 1997.........1
              Consolidated Statements of Operations for the 12
                 weeks ended January 24, 1998 and January 25, 1997
                 (unaudited)...............................................2

              Consolidated Statements of Cash Flows for the 12 weeks ended
                 January 24, 1998 and January 25, 1997 (unaudited).........3

              Notes to Consolidated Financial Statements ..................4

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................5



                      PART II. OTHER INFORMATION


     Item 1.  Legal Proceedings............................................8

     Item 2.  Changes in Securities........................................9

     Item 3.  Defaults Upon Senior Securities..............................9

     Item 4.  Submission of Matters to a Vote of
              Security Holders.............................................9

     Item 5.  Other Information............................................9

     Item 6.  Exhibits and Reports on Form 8-K.............................9


     Signatures...........................................................10

      PART I.  FINANCIAL INFORMATION
      Item 1.  Consolidated Financial Statements

                  DOMINICK'S SUPERMARKETS, INC.
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)
                                            January 24, 1998    November 1, 1997
                                             (unaudited)
    ASSETS
     Current assets:
     Cash and cash equivalents                $     29,514        $      22,034
     Receivables, net                               24,995               18,241
     Inventories                                   219,658              240,575
     Prepaid expenses and other                     37,999               39,656
        Total current assets                       312,166              320,506
     Property and equipment, net                   423,446              418,158
     Other assets:
     Deferred financing costs, net                   3,596                3,694
     Goodwill, net                                 372,995              375,312
     Other                                          30,009               31,090
        Total other assets                         406,600              410,096
     Total assets                             $  1,142,212         $  1,148,760
    LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Accounts payable                         $    194,018         $    228,969
     Accrued payroll and related liabilities        24,655               35,906
     Taxes payable                                  30,016               20,852
     Other accrued liabilities                      71,174               82,274
     Current portion of long-term debt                 364                  377
     Current portion of capital lease
      obligations                                   14,804               14,147
        Total current liabilities                  335,031              382,525
     Long-term debt:
     Bank credit facilities and other              466,207              446,777
     Capital lease obligations                     149,531              140,032
     Deferred income taxes and other
      liabilities                                   65,723               62,795
     Stockholders' equity:
     Common Stock, $.01 par value 50,000,000
      shares authorized, 18,483,007 issued and
      outstanding at January 24, 1998 and
      17,851,891 at November 1, 1997                   185                  178
     Non-Voting Common Stock, $.01 par value,
       10,000,000 shares authorized, 2,884,326
       shares issued and outstanding at
       January 24, 1998 and 3,515,168
       at November 1, 1997                              28                   35
      Additional paid-in capital                   205,473              205,464
      Retained deficit                             (79,966)             (89,046)
        Total stockholders' equity                 125,720              116,631
      Total liabilities and stockholders'
        equity                                $  1,142,212         $  1,148,760

                             See accompanying notes.


                  DOMINICK'S SUPERMARKETS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)

                                       12 Weeks                   12 Weeks
                                         Ended                      Ended
                                    January 24, 1998           January 25, 1997
          Sales                      $    588,442              $   602,923

          Cost of sales                   433,945                  460,616

          Gross profit                    154,497                  142,307

          Selling, general and
            administrative expenses       124,464                  119,012

          Operating income                 30,033                   23,295

          Interest expense                 13,325                   12,911

          Income before income taxes       16,708                   10,384

          Income tax expense                7,628                    5,199

          Net income                 $      9,080              $     5,185

        Earnings Per Share

          Basic earnings per share   $       0.42              $      0.24

          Diluted earnings per share $       0.38              $      0.23

                           See accompanying notes.

                       DOMINICK'S SUPERMARKETS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)
                                              12 Weeks             12 Weeks
                                                Ended                Ended
                                          January 24, 1998     January 25, 1997

          Cash flows from operating activities:
          Net income                              $  9,080          $   5,185
          Adjustments to reconcile net income to
          net cash used in operating activities:
          Depreciation and amortization             13,966             12,021
          Amortization of deferred financing
            costs                                      164                252
          Gain on disposal of assets                   --                 (44)
          Changes in operating assets
                        and liabilities:
          Receivables                               (6,754)            (3,972)
          Inventories                               21,149               (536)
          Prepaid expenses and other                   858             (3,064)
          Accounts payable                         (34,951)           (29,478)
          Accrued liabilities and taxes payable    (10,258)             9,117
          Total adjustments                        (15,826)           (15,704)
          Net cash used in operating activities     (6,746)           (10,519)

          Cash flows from investing activities:
          Capital expenditures                     (15,280)           (21,108)
          Proceeds from sale of assets                  --                 56
          Net cash used in investing activities    (15,280)           (21,052)

          Cash flows from financing activities:
          Principal payments for long-term debt
            and capital lease obligations           (3,144)             (4,013)
          Proceeds from sale-leaseback of assets    13,217               8,848
          Increase in revolving debt                19,500              15,000
          Redemption of preferred stock                 --             (50,780)
          Deferred financing costs and other           (67)                192
          Net cash provided by (used in)
            financing activities                     29,506             (30,753)

         Net increase in cash and cash equivalents   7,480             (62,324)
         Cash and cash equivalents at beginning of
         period                                     22,034              83,515

         Cash and cash equivalents at end
         of period                            $     29,514         $    21,191


     See accompanying notes.

                     DOMINICK'S SUPERMARKETS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

     1. Summary of Significant Accounting Policies

       Basis of Presentation

       The consolidated balance sheet of Dominick's Supermarkets Inc. (together with its subsidiaries, the "Company") as of January 24, 1998, and the consolidated statements of operations and cash flows for the 12-week period ended January 24, 1998, and January 25, 1997, are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

       The Company uses a 52-53 week fiscal year ending on the Saturday closest to October 31. The Company operates supermarkets in Chicago, Illinois, and its suburbs. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no operations other than those of its subsidiaries.

       Inventories

       Inventories are stated at the lower of cost, primarily using the last-in, first-out (LIFO) method, or market. If inventories had been valued using replacement cost, inventories would have been higher by $4,086,000 and $3,855,000 at January 24, 1998 and November 1, 1997, respectively, and gross profit and operating income would have been greater by $231,000 and $605,000 for the 12 weeks ended January 24, 1998 and January 25, 1997, respectively.

       Earnings Per Share

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which requires the presentation of both basic and diluted earnings per share. Under Statement 128, the dilutive effect of stock options and warrants are excluded from the calculation of basic earnings per share but continue to be included in the calculation of diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share (dollars and share information in thousands):

                                                       12 Weeks       12 Weeks
                                                        Ended           Ended
                                              January 24, 1998  January 25, 1997
     Net Income                                      $   9,080        $  5,185

     Weighted average common shares outstanding
       (share base for basic earnings per share)        21,367          21,359

     Effect of potentially dilutive securities           2,715             759
     Share base for diluted earnings per share          24,082          22,118
     Basic earnings per share                        $     .42        $    .24
     Diluted earnings per share                      $     .38        $    .23

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

       The following table sets forth the historical results of the Company for the 12 weeks ended January 24, 1998 and for the 12 weeks ended January 25, 1997, expressed in millions of dollars and as a percentage of sales.

                                          12 Weeks Ended
                                     January 24, 1998   January 25,1997
                                       (unaudited)
     Sales .........................   $ 588.4 100.0 %   $602.9 100.0 %
     Gross profit ..................     154.5  26.3 %    142.3  23.6 %
     Selling, general and
       administrative expenses .....     124.5  21.2 %    119.0  19.7 %
     Operating income ..............      30.0   5.1 %     23.3   3.9 %
     Interest expense ..............      13.3   2.3 %     12.9   2.1 %
     Income tax expense ............       7.6   1.3 %      5.2   0.9 %
     Net income ....................       9.1   1.5 %      5.2   0.9 %

     Comparison of Results of Operations for the 12 Weeks Ended January 24, 1998 with the 12 Weeks Ended January 25, 1997

      Sales: Sales decreased $14.5 million, or 2.4%, from $602.9 million in the 12 weeks ended January 25, 1997 to $588.4 million in the 12 weeks ended January 24, 1998. The $14.5 million decrease resulted from lower sales of the Company's former Omni stores, offset somewhat by incremental sales of the 12 new Dominick's Fresh Stores opened in the second half of fiscal 1997. The sales decline of the former Omni stores resulted from their October 1997 conversion from a high volume, price impact format to the full-service Dominick's format. Remodels of the majority of the 17 former Omni stores to Dominick's Fresh Stores are currently underway and are expected to be completed by mid-calendar 1998. Comparable store sales, which exclude the former Omni stores, increased 2.6 percent in the quarter.

      Gross Profit: Gross profit increased $12.2 million, or 8.6%, from $142.3 million in the 12 weeks ended January 25, 1997 to $154.5 million in the 12 weeks ended January 24, 1998. Gross profit as a percentage of sales increased from 23.6% in the 12 weeks ended January 25, 1997 to 26.3% in the 12 weeks ended January 24, 1998, due primarily to the positive impact of converting the former Omni stores to the full-service Dominick's format, as well as increased gross profit margins in the grocery and drug departments.

      Selling, General and Administrative Expenses:  Selling, general and
     administrative expenses ("SG&A")   increased $5.5 million, or 4.6%, from
     $119.0 million in the 12 weeks ended January 25, 1997 to $124.5 million in the 12 weeks ended January 24, 1998. SG&A increased from 19.7% of sales in the 12 weeks ended January 25, 1997 to 21.2% of sales in the 12 weeks ended January 24, 1998. The increase in SG&A as a percentage of sales reflects the effect of the conversion of the former Omni stores to full-service Dominick's stores, as well as planned increases in rent and occupancy costs associated with the 12 new Dominick's Fresh Stores opened in the second half of fiscal 1997.

      Operating Income: Operating income for the 12 weeks ended January 24, 1998 increased $6.7 million to $30.0 million, or 28.8%, from $23.3 million in the 12 weeks ended January 25, 1997 as a result of the factors discussed above.

      Interest Expense: Interest expense increased from $12.9 million in the 12 weeks ended January 25, 1997 to $13.3 million in the 12 weeks ended January 24, 1998. The increase in interest expense was due to increased borrowing levels offset by lower interest rates resulting primarily from the retirement of the Company's Senior Subordinated Notes.

      Net Income: Net income increased from $5.2 million in the 12 weeks ended January 25, 1997 to $9.1 million in the 12 weeks ended January 24, 1998 as a result of the factors discussed above.


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

       The Company used approximately $6.7 million of cash for operating activities during the 12 weeks ended January 24, 1998 compared to $10.5 million during the 12 weeks ended January 25, 1997. The reduction in cash used for operating activities during the 12 weeks ended January 24, 1998 is primarily attributable to an increase in operating income. One of the principal uses of cash in the Company's operating activities is inventory purchases. However, supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $22.9 million at January 24, 1998.

       The Company used $15.3 million in investing activities for the 12 weeks ended January 24, 1998, which consisted of capital expenditures. Capital expenditures were made for store remodels, new store openings and, to a lesser extent, expenditures for warehousing, distribution, and manufacturing facilities and equipment, including data processing and computer systems. The Company financed a portion of its capital expenditures through capital leases of certain equipment purchases which amounted to $13.2 million during the quarter.

       The Company plans to make gross capital expenditures of approximately $140 million (or $80 million net of expected capital leases) in fiscal 1998. Such expenditures consist of approximately $55 million for the conversion of the Company's 17 Omni stores to the Dominick's format, $65 million related to other remodels and new stores, as well as ongoing store expenditures for equipment and maintenance, and approximately
     $20 million related to warehousing, distribution and manufacturing facilities and equipment, including data processing and computer equipment. Management expects that these capital expenditures will be financed primarily through cash flow from operations, capital leases and the Company's $75.0 million real property lease financing facility. The capital expenditure budget for fiscal 1998 does not include certain environmental remediation costs which are expected to be incurred over the next several years in the range of approximately $4 million to $6 million.

       The capital expenditure plans discussed above do not include potential acquisitions which the Company could make to expand within its existing market or contiguous markets. The Company may consider such acquisition opportunities from time to time. Any such future acquisition may require the Company to seek additional debt or equity financing.

       The Company is a holding company that has no material operations other than its ownership of the capital stock of Dominick's Finer Foods, Inc. ("Dominick's"). As a result, the Company is dependent upon distributions or advances from Dominick's to obtain cash to pay dividends or for other corporate purposes. The Company's and its subsidiaries' principal debt instruments generally restrict Dominick's from paying dividends or otherwise distributing cash to the Company, except under certain limited circumstances, including for the payment of taxes and, subject to limitations, for general administrative purposes.

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


     Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

       When used in this report, the words "estimate," "expect," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the savings or other benefits anticipated in these forward looking statements will be achieved. For discussion of certain factors which could cause the Company not to achieve the cost savings or other benefits contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods, see the section entitled "Risk Factors" in the Company's Form 10K annual report for the fiscal year ended November 1, 1997. In addition, there can be no assurance that unforeseen costs and expenses or other factors will not offset or adversely affect the projected cost savings or other benefits in whole or in part.

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

       The Company, in its ordinary course of business, is party to various other legal actions. Management believes these are routine in nature and incidental to its operations. Management believes that the outcome of any such other proceedings to which the Company currently is a party will not have a material adverse effect upon its business, financial condition or results of operations. However, adverse developments with respect to any pending or future litigation could adversely affect the market price of the Company's common stock.

     Item 2.  Changes in Securities
      None.

     Item 3.  Defaults Upon Senior Securities
      None.

     Item 4.  Submission of Matters to a Vote of Security Holders
      The Annual Meeting of the Company's Stockholders was held March 3, 1998 at which time the shareholders voted on the following matters:

        Election of Directors:
             NOMINEE                          IN FAVOR               WITHHELD
             Grace Barry                    16,268,352              1,094,051
             Peter P. Copses                16,268,791              1,093,612
             Robert A. Mariano              16,260,929              1,101,474
             Ira L. Tochner                 16,260,152              1,102,251

      Ronald W. Burkle, Evan Bayh, Linda McLoughlin Figel, Patrick L. Graham, David B. Kaplan, Darren W. Karst and Anthony P. Ressler also serve as directors of the Company and their terms of office continued after the annual meeting.

        Approval of the Dominick's Supermarkets, Inc. 1997 Employee Stock
          Purchase Plan:

            FOR           AGAINST           ABSTAIN          NON-VOTE
        17,268,004         85,769            8,630               0

     Item 5.  Other Information
      None.

     Item 6.  Exhibits and Reports on Form 8-K
      Exhibit 27 - Financial Data Schedule

                              SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated:  March 10, 1998     DOMINICK'S SUPERMARKETS, INC.



                      /s/Robert A. Mariano

                      Robert A. Mariano
                      President and Chief Executive Officer




                      /s/ Darren W. Karst
                      Darren W. Karst
                      Executive Vice President, Chief Financial Officer