Form 10-Q
period 1998-04-18
DOMINICKS SUPERMARKETS INC
filed 1998-06-02
CIK 943563

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended April 18, 1998


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

        At June 1, 1998 there were 18,620,493 shares of Common Stock outstanding and 2,861,354 shares of Non-Voting Common Stock outstanding.

                            TABLE OF CONTENTS


                     PART I. FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of
            April 18, 1998 (unaudited) and November 1, 1997...........  1

          Consolidated Statements of Operations for the 12
            weeks ended April 18, 1998 and April 19, 1997
            (unaudited)...............................................  2

          Consolidated Statements of Operations for the 24 weeks ended
            April 18, 1998 and April 19, 1997 (unaudited).............  3

          Consolidated Statements of Cash Flows for the 24 weeks ended
            April 18, 1998 and April 19, 1997 (unaudited).............  4

          Notes to Consolidated Financial Statements..................  5

 Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...............................  6




                      PART II. OTHER INFORMATION


 Item 1.  Legal Proceedings...........................................  10

 Item 2.  Changes in Securities.......................................  10

 Item 3.  Defaults Upon Senior Securities.............................  10

 Item 4.  Submission of Matters to a Vote of Security Holders.........  10

 Item 5.  Other Information...........................................  10

 Item 6.  Exhibits and Reports on Form 8-K............................  10

 Signatures...........................................................  11

 PART I.  FINANCIAL INFORMATION
 Item 1.  Consolidated Financial Statements

                  DOMINICK'S SUPERMARKETS, INC.
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                             April 18, 1998    November 1, 1997
                                               (unaudited)
ASSETS
 Current assets:
  Cash and cash equivalents                  $      19,978       $      22,034
  Receivables, net                                  18,510              18,241
  Inventories                                      211,057             240,575
  Prepaid expenses and other                        33,512              39,656
     Total current assets                          283,057             320,506
  Property and equipment, net                      438,814             418,158
  Other assets:
   Deferred financing costs, net                     3,694               3,694
   Goodwill, net                                   370,679             375,312
   Other                                            29,312              31,090
     Total other assets                            403,685             410,096
  Total assets                               $   1,125,556       $   1,148,760

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                           $     184,792       $     228,969
  Accrued payroll and related liabilities           30,941              35,906
  Taxes payable                                     36,858              20,852
  Other accrued liabilities                         63,347              82,274
  Current portion of long-term debt                    345                 377
  Current portion of capital lease
   obligations                                      15,429              14,147
     Total current liabilities                     331,712             382,525
 Long-term debt:
  Bank credit facilities and other                 434,658             446,777
  Capital lease obligations                        157,182             140,032
  Deferred income taxes and other liabilities       72,282              62,795
  Stockholders' equity:
   Common Stock, $.01 par value 50,000,000
    shares authorized, 18,586,296 issued and
    outstanding at April 18, 1998 and
    17,851,891 at November 1, 1997                     186                 178
   Non-Voting Common Stock, $.01 par value,
    10,000,000 shares authorized, 2,861,354
    shares issued and outstanding at
    April 18, 1998 and 3,515,168 at
    November 1, 1997                                    29                  35
   Additional paid-in capital                      205,812             205,464
   Retained deficit                                (76,305)            (89,046)
      Total stockholders' equity                   129,722             116,631
 Total liabilities and stockholders'
  equity                                     $   1,125,556       $   1,148,760

                     See accompanying notes.

                  DOMINICK'S SUPERMARKETS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)
                                               12 Weeks           12 Weeks
                                                 Ended              Ended
                                             April 18, 1998     April 19, 1997
 Sales                                       $     527,630       $    583,455

 Cost of sales                                     388,852            442,427

 Gross profit                                      138,778            141,028

 Selling, general and
 administrative expenses                           118,037            119,219

 Operating income                                   20,741             21,809

 Interest expense                                   12,936             13,765

 Income before income taxes                          7,805              8,044

 Income tax expense                                  4,144              4,163

 Net income                                  $       3,661       $      3,881


 Earnings Per Share

  Basic earnings per share                   $        0.17       $       0.18

  Diluted earnings per share                 $        0.15       $       0.18

                     See accompanying notes.

                 DOMINICK'S SUPERMARKETS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)


                                               24 Weeks           24 Weeks
                                                 Ended              Ended
                                             April 18, 1998     April 19, 1997
 Sales                                       $   1,116,072       $  1,186,378

 Cost of sales                                     822,797            903,043

 Gross profit                                      293,275            283,335

 Selling, general and
   administrative expenses                         242,501            238,231

 Operating income                                   50,774             45,104

 Interest expense                                   26,261             26,676

 Income before income taxes                         24,513             18,428

 Income tax expense                                 11,772              9,361

 Net income                                  $      12,741       $      9,067


 Earnings Per Share

  Basic earnings per share                   $        0.59       $       0.42

  Diluted earnings per share                 $        0.53       $       0.41

                     See accompanying notes.

                       DOMINICK'S SUPERMARKETS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

                                                 24 Weeks           24 Weeks
                                                  Ended              Ended
                                             April 18, 1998     April 19, 1997
Cash flows from operating activities:
 Net income                                  $      12,741       $      9,067
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                     28,996             25,389
  Amortization of deferred financing costs             329                516
  Gain on disposal of assets                          (236)               (77)
  Changes in operating assets
    and liabilities:
   Receivables                                        (269)            (8,544)
   Inventories                                      29,518            (14,316)
   Prepaid expenses and other                        3,246               (926)
   Accounts payable                                (44,177)            (2,592)
   Accrued liabilities and taxes payable             2,900             22,511
  Total adjustments                                 20,307             21,961
 Net cash provided by operating activities          33,048             31,028

Cash flows from investing activities:
 Capital expenditures                              (39,709)           (37,490)
 Proceeds from sale of assets and other                929                120
 Net cash used in investing activities             (38,780)           (37,370)

Cash flows from financing activities:
 Principal payments for long-term debt and
   capital lease obligations                        (7,146)            (6,901)
 Proceeds from sale-leaseback of assets             22,800              9,844
 Decrease in revolving debt                        (12,000)            (2,000)
 Proceeds from issuance of capital stock               351                 --
 Redemption of preferred stock                          --            (50,780)
 Other                                                (329)               308
 Net cash provided by (used in)
   financing activities                              3,676            (49,529)

Net decrease in cash and cash equivalents           (2,056)           (55,871)
Cash and cash equivalents (including $50.8
 million of cash reserved for preferred stock
 redemption in 1997)  at beginning of period        22,034             83,515
 Cash and cash equivalents at end of period  $      19,978       $     27,644

                        See accompanying notes.

                     DOMINICK'S SUPERMARKETS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Summary of Significant Accounting Policies

  Basis of Presentation

  The consolidated balance sheet of Dominick's Supermarkets, Inc. (together with its subsidiaries, the "Company") as of April 18, 1998, and the consolidated statements of operations and cash flows for the 12 week and 24 week periods ended April 18, 1998 and April 19, 1997 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

  The Company uses a 52-53 week fiscal year ending on the Saturday closest to October 31. The Company operates supermarkets in Chicago, Illinois, and its suburbs. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no operations other than those of its subsidiaries.

  Inventories

  Inventories are stated at the lower of cost, primarily using the last-in, first-out (LIFO) method, or market. If inventories had been valued using replacement cost, inventories would have been higher by $4,317,000 and $3,855,000 at April 18, 1998 and November 1, 1997, respectively, and gross profit and operating income would have been greater by $462,000, $231,000, $1,208,000 and $604,000 for the 24 weeks and 12 weeks ended April 18, 1998 and April 19, 1997, respectively.

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

                            12 Weeks      24 Weeks      12 Weeks      24 Weeks
                             Ended          Ended         Ended         Ended
                               April 18, 1998               April 19, 1997
Net Income                 $    3,661    $  12,741     $   3,881    $   9,067
Weighted average common
  shares outstanding
  (share base for basic
    earnings per share)        21,421       21,417        21,359       21,359

Effect of potentially
  dilutive securities           2,912        2,822           758          759
Share base for diluted
  earnings per share           24,333       24,239        22,117       22,118
Basic earnings per share   $      .17    $     .59     $     .18    $     .42
Diluted earnings per share $      .15    $     .53     $     .18    $     .41

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

  The following table sets forth the historical results of the Company for the 12 weeks ended April 18, 1998, the 12 weeks ended April 19, 1997, the 24 weeks ended April 18, 1998 and for the 24 weeks ended April 19, 1997, expressed in millions of dollars and as a percentage of sales.

                       12 Weeks Ended                    24 Weeks Ended
                 April 18, 1998  April 19, 1997  April 18, 1998   April 19, 1997
                                          (unaudited)
Sales             $527.6 100.0%  $583.5 100.0%  $1,116.1 100.0%  $1,186.4 100.0%
Gross profit       138.7  26.3%   141.0  24.2%     293.3  26.3%     283.3  23.9%
Selling, general
and administrative
expenses           118.0  22.4%   119.2  20.4%     242.5  21.7%     238.2  20.1%
Operating income    20.7   3.9%    21.8   3.8%      50.8   4.6%      45.1   3.8%
Interest expense    12.9   2.4%    13.8   2.4%      26.3   2.4%      26.7   2.2%
Income tax expense   4.1   0.8%     4.1   0.7%      11.8   1.1%       9.3   0.8%
Net income           3.7   0.7%     3.9   0.7%      12.7   1.1%       9.1   0.8%

  Comparison of Results of Operations for the 12 Weeks Ended April 18,
   1998 with the 12 Weeks Ended April 19, 1997

     Sales: Sales decreased $55.9 million, or 9.6%, from $583.5 million in the 12 weeks ended April 19, 1997 to $527.6 million in the 12 weeks ended April 18, 1998. The lower sales levels are primarily attributable to the former Omni stores, which were changed in October 1997 from a high volume, price impact format to the Dominick's format in name only and without any significant remodel. Sales of the 14 new Dominick's Fresh Stores opened since May 1997 partially offset the lower sales attributable to the format change of the former Omni stores. Comparable store sales decreased 1.8% for the 12 weeks ended April 18, 1998.

     Gross Profit: Gross profit decreased $2.3 million, or 1.6%, from $141.0 million in the 12 weeks ended April 19, 1997 to $138.7 million in the 12 weeks ended April 18, 1998. Gross profit as a percentage of sales increased from 24.2% in the 12 weeks ended April 19, 1997 to 26.3% in the 12 weeks ended April 18, 1998, due primarily to the positive impact of converting the former Omni stores to the full-service Dominick's format, the Company's ongoing initiatives to lower its cost of goods, and the maturing and expansion of its base of Fresh Stores.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SG&A") decreased $1.2 million, or 1.0%, from $119.2 million in the 12 weeks ended April 19, 1997 to $118.0 million in the 12 weeks ended April 18, 1998. SG&A increased from 20.4% of sales in the 12 weeks ended April 19, 1997 to 22.4% of sales in the 12 weeks ended April 18, 1998. SG&A expenses as a percentage of sales increased primarily as a result of the lower level of sales as well as the increased service levels related to the conversion of the high volume Omni format to the Dominick's format and planned increases in occupancy costs and depreciation expense associated with the Company's new store and remodel program.

     Operating Income: Operating income for the 12 weeks ended April 18, 1998 decreased $1.1 million, or 5.0%, from $21.8 million in the 12 weeks ended April 19, 1997 to $20.7 million as a result of the factors discussed above.

     Interest Expense: Interest expense decreased from $13.8 million in the 12 weeks ended April 19, 1997 to $12.9 million in the 12 weeks ended April 18, 1998. The decrease in interest expense was due to lower borrowings and interest rates following the Company's retirement of its Senior Subordinated Notes in October 1997.

     Net Income: Net income decreased $0.2 million from $3.9 million in the 12 weeks ended April 19, 1997 to $3.7 million in the 12 weeks ended
   April 18, 1998 as a result of the factors discussed above.

  Comparison of Results of Operations for the 24 Weeks Ended April 18, 1998 with the 24 Weeks Ended April 19, 1997

     Sales: Sales decreased $70.3 million, or 5.9%, from $1,186.4 million in the 24 weeks ended April 19, 1997 to $1,116.1 million in the 24 weeks ended April 18, 1998. The lower sales levels are primarily attributable to the former Omni stores, which were changed in October 1997 from a high volume, price impact format to the Dominick's format in name only and without any significant remodel. Sales of the 14 new Dominick's Fresh Stores opened since May 1997 partially offset the lower sales attributable to the format change of the former Omni stores. Comparable store sales increased 0.4% for the 24 weeks ended April 18, 1998.

     Gross Profit: Gross profit increased $10.0 million, or 3.5%, from $283.3 million in the 24 weeks ended April 19, 1997 to $293.3 million in the 24 weeks ended April 18, 1998. Gross profit as a percentage of sales increased from 23.9% in the 24 weeks ended April 19, 1997 to 26.3% in the 24 weeks ended April 18, 1998, due primarily to the positive impact of converting the former Omni stores to the full-service Dominick's format, the Company's ongoing initiatives to lower its cost of goods, and the maturing and expansion of its base of Fresh Stores.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SG&A") increased $4.3 million, or 1.8%, from $238.2 million in the 24 weeks ended April 19, 1997 to $242.5 million in the 24 weeks ended April 18, 1998. SG&A increased from 20.1% of sales in the 24 weeks ended April 19, 1997 to 21.7% of sales in the 24 weeks ended April 18, 1998. SG&A expenses as a percentage of sales increased primarily as a result of the lower level of sales as well as the increased service levels related to the conversion of the high volume Omni format to the Dominick's format and planned increases in occupancy costs and depreciation expense associated with the Company's new store and remodel program.

     Operating Income: Operating income for the 24 weeks ended April 18, 1998 increased $5.7 million, or 12.6%, from $45.1 million in the 24 weeks ended April 19, 1997 to $50.8 million as a result of the factors discussed above.

     Interest Expense: Interest expense decreased from $26.7 million in the 24 weeks ended April 19, 1997 to $26.3 million in the 24 weeks ended April 18, 1998. The decrease in interest expense was due to lower borrowings and interest rates following the Company's retirement of its Senior Subordinated Notes in October 1997.

     Net Income: Net income increased $3.6 million from $9.1 million in the 24 weeks ended April 19, 1997 to $12.7 million in the 24 weeks ended
   April 18, 1998 as a result of the factors discussed above.

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

     The Company generated approximately $33.0 million of cash from operating activities during the 24 weeks ended April 18, 1998 compared to $31.0 million in the same period last year. The increase in cash generated from operating activities during the 24 weeks ended April 18, 1998 is attributable to increased profitability offset inpart by the timing of cash payments for interest. The Company anticipates that one of the principal uses of cash in its operating activities will be inventory purchases. However, supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $48.7 million at April 18, 1998.

     The Company used $38.8 million in investing activities for the 24 weeks ended April 18, 1998, which consisted principally of capital expenditures. Capital expenditures were made for store remodels, new store openings and, to a lesser extent, expenditures for warehousing, distribution, and manufacturing facilities and equipment, including data processing and computer systems. The Company financed a portion of its capital expenditures through capital leases of certain equipment purchases which amounted to $22.8 million during the 24 week period.

     The Company plans to make gross capital expenditures of approximately $140 million (or $80 million net of expected capital leases) in fiscal 1998. Such expenditures consist of approximately $55 million for the conversion of the Company's 17 Omni stores to the Dominick's format, $65 million related to other remodels and new stores, as well as ongoing store expenditures for equipment and maintenance, and approximately $20 million related to warehousing, distribution and manufacturing facilities and equipment, including computer software and hardware. Management expects that these capital expenditures will be financed primarily through cash flow from operations, capital leases and the Company's $75.0 million real property lease financing facility. The capital expenditure budget for fiscal 1998 does not include certain environmental remediation costs which are expected to be incurred over the next several years in the range of approximately
   $4 million to $6 million.

     The capital expenditure plans discussed above do not include potential acquisitions which the Company could make to expand within its existing market or contiguous markets. The Company may consider such acquisition opportunities from time to time. Any such future acquisition may require the Company to seek additional debt or equity financing.

     On April 27, 1998, the Company's Board of Directors authorized the repurchase of up to one million shares of its Common Stock. Any such repurchase will be made on the open market from time to time at prevailing market prices.

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

  Cautionary Statement for Purposes of  "Safe Harbor Provisions" of the Private
   Securities Litigation Reform Act of 1995

     When used in this report, the words "estimate," "expect," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the savings or other benefits anticipated in these forward looking statements will be achieved. For discussion of certain factors which could cause the Company not to achieve the cost savings or other benefits contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods, see the section entitled "Risk Factors" in the Company's Form 10K annual report for fiscal year ended November 1, 1997. In addition, there can be no assurance that unforeseen costs and expenses or other factors will not offset or adversely affect the projected cost savings or other benefits in whole or in part.


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


   Dated:  June 2, 1998        DOMINICK'S SUPERMARKETS, INC.



                     /s/Robert A. Mariano

                     Robert A. Mariano
                     President and Chief Executive Officer




                     /s/ Darren W. Karst

                     Darren W. Karst
                     Executive Vice President, Chief Financial Officer