Form 10-Q
period 1998-08-08
DOMINICKS SUPERMARKETS INC
filed 1998-09-22
CIK 943563

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-Q



                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarter ended August 8, 1998


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

              At September 17, 1998 there were 18,669,189 shares of Common Stock outstanding and 2,861,354 shares of Non-Voting Common Stock outstanding.

                                    TABLE OF CONTENTS



                              PART I. FINANCIAL INFORMATION


  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of
             August 8, 1998 (unaudited) and November 1, 1997.................1

           Consolidated Statements of Operations for the 16
             weeks ended August 8, 1998 and August 9, 1997
             (unaudited).....................................................2

           Consolidated Statements of Operations for the 40 weeks ended
             August 8, 1998 and August 9, 1997 (unaudited)...................3

           Consolidated Statements of Cash Flows for the 40 weeks ended
             August 8, 1998 and August 9, 1997 (unaudited)...................4

           Notes to Consolidated Financial Statements........................5

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations .....................................6




                                PART II. OTHER INFORMATION


  Item 1.  Legal Proceedings.................................................11

  Item 2.  Changes in Securities.............................................11

  Item 3.  Defaults Upon Senior Securities...................................11

  Item 4.  Submission of Matters to a Vote of Security Holders...............11

  Item 5.  Other Information.................................................11

  Item 6.  Exhibits and Reports on Form 8-K..................................11

  Signatures.................................................................12

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                         DOMINICK'S SUPERMARKETS, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)

                                             August 8, 1998    November 1, 1997
                                               (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                        $   22,746     $   22,034
 Receivables, net                                     13,593         18,241
 Inventories                                         204,702        240,575
 Prepaid expenses and other                           41,325         39,656
    Total current assets                             282,366        320,506
 Property and equipment, net                         508,865        418,158
 Other assets:
  Deferred financing costs, net                        3,500          3,694
  Goodwill, net                                      367,590        375,312
  Other                                               30,135         31,090
    Total other assets                               401,225        410,096
Total assets                                      $1,192,456     $1,148,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  204,134     $  228,969
 Accrued payroll and related liabilities              32,865         35,906
 Taxes payable                                        47,451         20,852
 Other accrued liabilities                            57,829         82,274
 Current portion of long-term debt                       345            377
 Current portion of capital lease obligations         16,539         14,147
 Total current liabilities                           359,163        382,525
Long-term debt:
 Bank credit facilities and other                    461,991        446,777
 Capital lease obligations                           167,334        140,032
Deferred income taxes and other liabilities           68,003         62,795
Stockholders' equity:
 Common Stock, $.01 par value 50,000,000
  shares authorized, 18,669,189 issued and
  outstanding at August 8, 1998 and
  17,851,891 at November 1, 1997                         186            178
 Non-Voting Common Stock, $.01 par value,
  10,000,000 shares authorized, 2,861,354
  shares issued and outstanding at
  August 8, 1998 and 3,515,168 at
  November 1, 1997                                        29             35
Additional paid-in capital                           205,989        205,464
Retained deficit                                     (70,239)       (89,046)
    Total stockholders' equity                       135,965        116,631
Total liabilities and stockholders' equity        $1,192,456     $1,148,760

                     See accompanying notes.

                   DOMINICK'S SUPERMARKETS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)


                                      16 Weeks        16 Weeks
                                        Ended           Ended
                                   August 8, 1998   August 9, 1997
Sales                              $   725,877      $  813,690

Cost of sales                          538,019         618,555

Gross profit                           187,858         195,135

Selling, general and
  administrative expenses              158,202         165,459

Operating income                        29,656          29,676

Interest expense                        17,401          18,515

Income before income taxes              12,255          11,161

Income tax expense                       6,189           5,521

Net income                         $     6,066      $    5,640



Earnings Per Share

 Basic earnings per share          $      0.28      $     0.26

 Diluted earnings per share        $      0.25      $     0.25

                     See accompanying notes.

                   DOMINICK'S SUPERMARKETS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)


                                      40 Weeks         40 Weeks
                                        Ended            Ended
                                   August 8, 1998    August 9, 1997
Sales                              $  1,841,949      $  2,000,068

Cost of sales                         1,360,816         1,521,598

Gross profit                            481,133           478,470

Selling, general and
  administrative expenses               400,703           403,690

Operating income                         80,430            74,780

Interest expense                         43,662            45,191

Income before income taxes               36,768            29,589

Income tax expense                       17,961            14,882

Net income                         $     18,807        $   14,707



Earnings Per Share

 Basic earnings per share          $       0.88        $     0.69

 Diluted earnings per share        $       0.78        $     0.66

                     See accompanying notes.

                        DOMINICK'S SUPERMARKETS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)


                                                   40 Weeks         40 Weeks
                                                     Ended            Ended
                                                 August 8, 1998   August 9, 1997
Cash flows from operating activities:
 Net income                                      $     18,807     $     14,707
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                         50,937           44,642
 Amortization of deferred financing costs                 548              877
 Gain on disposal of assets                              (186)            (137)
 Changes in operating assets
  and liabilities:
  Receivables                                           4,648          (15,249)
  Inventories                                          35,873          (10,516)
  Prepaid expenses and other                           (9,502)          (2,675)
  Accounts payable                                    (24,835)           6,657
  Accrued liabilities and taxes payable                 4,683           19,812
 Total adjustments                                     62,166           43,411
Net cash provided by operating activities              80,973           58,118

Cash flows from investing activities:
 Capital expenditures                                (122,859)         (66,598)
 Proceeds from sale of assets and other                   933              272
 Net cash used in investing activities               (121,926)         (66,326)

Cash flows from financing activities:
 Principal payments for long-term debt and
  capital lease obligations                           (12,639)         (10,550)
 Proceeds from sale-leaseback of assets                38,632           15,142
 Increase in revolving debt                            15,500           19,000
 Proceeds from issuance of capital stock                  526              --
 Redemption of preferred stock                             --          (50,780)
 Other                                                   (354)            (559)
 Net cash provided by (used in)
   financing activities                                41,665          (27,747)
 Net increase/(decrease)in cash and
  cash equivalents                                        712          (35,955)
 Cash and cash equivalents (including $50.8
   million of cash reserved for preferred stock
   redemption in 1997)  at beginning of period         22,034           83,515

Cash and cash equivalents at end of period       $     22,746     $     47,560

                          See accompanying notes.

                     DOMINICK'S SUPERMARKETS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

   1. Summary of Significant Accounting Policies

       Basis of Presentation

       The consolidated balance sheet of Dominick's Supermarkets, Inc. (together with its subsidiaries, the "Company") as of August 8, 1998, and the consolidated statements of operations and cash flows for the 16 week and 40 week periods ended August 8, 1998 and August 9, 1997 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

       The Company uses a 52-53 week fiscal year ending on the Saturday closest to October 31. The Company operates supermarkets in Chicago, Illinois, and its suburbs. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no operations other than those of its subsidiaries.

       Inventories

       Inventories are stated at the lower of cost, primarily using the last-in, first-out (LIFO) method, or market. If inventories had been valued using replacement cost, inventories would have been higher by $4,625,000 and $3,855,000 at August 8, 1998 and November 1, 1997,
   respectively, and gross profit and operating income would have been greater by $770,000 and $308,000, and $1,764,000 and $556,000 for the
   40 weeks and 16 weeks ended August 8, 1998 and August 9, 1997, respectively.

        Earnings Per Share

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which requires the presentation of both basic and diluted earnings per share. Under Statement 128, the dilutive effect of stock options and warrants are excluded from the calculation of basic earnings per share but continue to be included in the calculation of diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per-share data):


                             16 Weeks     40 Weeks        16 Weeks     40 Weeks
                               Ended        Ended           Ended        Ended
                                 August 8, 1998               August 9,1997
Net Income                    $  6,066    $ 18,807        $  5,640     $ 14,707
Weighted average common
 shares outstanding
 (share base for basic
 earnings per share             21,497      21,435          21,364       21,361

Effect of potentially
 dilutive securities             2,818       2,827           1,521        1,064
Share base for diluted
 earnings per share             24,315      24,262          22,885       22,425
Basic earnings per share      $    .28    $    .88        $    .26     $    .69
Diluted earnings per share    $    .25    $    .78        $    .25     $    .66

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

       The following table sets forth the historical results of the Company for the 16 weeks ended August 8, 1998, the 16 weeks ended August 9, 1997, the 40 weeks ended August 8, 1998 and the 40 weeks ended August 9, 1997, expressed in millions of dollars and as a percentage of sales.


                       16 Weeks Ended                  40 Weeks Ended

                 August 8, 1998  August 9, 1997  August 8, 1998  August 9, 1997
                                          (unaudited)
Sales             $725.9 100.0%  $813.7 100.0%  $1,841.9 100.0%  $2,000.1 100.0%
Gross profit       187.9  25.9%   195.1  24.0%     481.1  26.1%     478.5  23.9%
Selling, general
and administrative
expenses           158.2  21.8%   165.5  20.3%     400.7  21.8%     403.7  20.2%
Operating income    29.7   4.1%    29.6   3.7%      80.4   4.3%      74.8   3.7%
Interest expense    17.4   2.4%    18.5   2.3%      43.7   2.4%      45.2   2.3%
Income tax expense   6.2   0.9%     5.5   0.7%      17.9   1.0%      14.9   0.7%
Net income           6.1   0.8%     5.6   0.7%      18.8   0.9%      14.7   0.7%

  Comparison of Results of Operations for the 16 Weeks Ended August 8,
   1998 with the 16 Weeks Ended August 9, 1997.

     Sales: Sales decreased $87.8 million, or 10.8%, from $813.7 million in the 16 weeks ended August 9, 1997 to $725.9 million in the 16 weeks ended August 8, 1998. The lower sales levels were primarily attributable to the former Omni stores, which were changed in October 1997 from a high volume, price impact format to the Dominick's format in name only and without any significant remodel. On June 9, 1998, grand re-openings were held for 15 of these stores, and, as a result, third-quarter 1998 results included the negative impact of approximately eight weeks of substantial construction activity. Comparable store sales decreased 1.9% for the 16 weeks ended August 8, 1998.

     Gross Profit: Gross profit decreased $7.2 million, or 3.7%, from $195.1 million in the 16 weeks ended August 9, 1997 to $187.9 million in the 16 weeks ended August 8, 1998. Gross profit as a percentage of sales increased from 24.0% in the 16 weeks ended August 9, 1997 to 25.9% in the 16 weeks ended August 8, 1998, due primarily to the positive impact of converting the former Omni stores to the full-service Dominick's format, the Company's ongoing initiatives to lower its cost of goods, and the maturing and expansion of its base of Fresh Stores.

     Selling, General and Administrative Expenses:  SG&A decreased
   $7.3 million, or 4.4%, from $165.5 million in the 16 weeks ended August 9, 1997 to $158.2 million in the 16 weeks ended August 8, 1998. SG&A increased from 20.3% of sales in the 16 weeks ended August 9, 1997 to 21.8% of sales in the 16 weeks ended August 8, 1998. SG&A expenses as a percentage of sales increased primarily as a result of the lower level of sales related to the conversion of the high volume Omni format to the Dominick's format as well as planned increases in occupancy costs and depreciation expense associated with the Company's new store and remodel program.

     Operating Income: Operating income for the 16 weeks ended August 8, 1998 increased $0.1 million, or 0.3%, from $29.6 million in the 16 weeks ended August 9, 1997 to $29.7 million as a result of the factors discussed above.

     Interest Expense: Interest expense decreased from $18.5 million in the 16 weeks ended August 9, 1997 to $17.4 million in the 16 weeks ended August 8, 1998. The decrease in interest expense was due to lower interest rates following the Company's retirement of its senior subordinated notes in October 1997.

     Net Income: Net income increased $0.5 million from $5.6 million in the 16 weeks ended August 9, 1997 to $6.1 million in the 16 weeks ended August 8, 1998 as a result of the factors discussed above.

  Comparison of Results of Operations for the 40 Weeks Ended August 8,
   1998 with the 40 Weeks Ended August 9, 1997

     Sales: Sales decreased $158.2 million, or 7.9%, from $2,000.1 million in the 40 weeks ended August 9, 1997 to $1,841.9 million in the 40 weeks ended August 8, 1998. The lower sales levels were primarily attributable to the former Omni stores, which were changed in October 1997 from a high volume, price impact format to the Dominick's format in name only and without any significant remodel. On June 9, 1998, grand re-openings were held for 15 of these stores, and hence, third-quarter 1998 results included the negative impact of approximately eight weeks of substantial construction activity. Comparable store sales decreased 0.5% for the 40 weeks ended August 8, 1998.

     Gross Profit: Gross profit increased $2.6 million, or 0.5%, from $478.5 million in the 40 weeks ended August 9, 1997 to $481.1 million in the 40 weeks ended August 8, 1998. Gross profit as a percentage of sales increased from 23.9% in the 40 weeks ended August 9, 1997 to 26.1% in the 40 weeks ended August 8, 1998, due primarily to the positive impact of converting the former Omni stores to the full-service Dominick's format, the Company's ongoing initiatives to lower its cost of goods, and the maturing and expansion of its base of Fresh Stores.

     Selling, General and Administrative Expenses:  SG&A decreased
   $3.0 million, or 0.7%, from $403.7 million in the 40 weeks ended August 9, 1997 to $400.7 million in the 40 weeks ended August 8, 1998. SG&A increased from 20.2% of sales in the 40 weeks ended August 9, 1997 to 21.8% of sales in the 40 weeks ended August 8, 1998. SG&A expenses as a percentage of sales increased primarily as a result of the lower level of sales related to the conversion of stores from the Omni format to the Dominick's format as well as planned increases in occupancy costs and depreciation expense associated with the Company's new store and remodel program.

     Operating Income: Operating income for the 40 weeks ended August 8, 1998 increased $5.6 million, or 7.5%, from $74.8 million in the 40 weeks ended August 9, 1997 to $80.4 million as a result of the factors discussed above.

     Interest Expense: Interest expense decreased from $45.2 million in the 40 weeks ended August 9, 1997 to $43.7 million in the 40 weeks ended August 8, 1998. The decrease in interest expense was due to lower interest rates following the Company's retirement of its senior subordinated notes in October 1997.

     Net Income: Net income increased $4.1 million from $14.7 million in the 40 weeks ended August 9, 1997 to $18.8 million in the 40 weeks ended August 8, 1998 as a result of the factors discussed above.

   Liquidity and Capital Resources

       The Company's principal sources of liquidity are cash flow from operations, borrowings under its 1997 Credit Facility (defined below), capital and operating leases, and the Company's $75.0 million real property lease financing facility. The Company's principal uses of liquidity are to provide working capital and finance capital expenditures.

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

       The Company generated approximately $81.0 million of cash from operating activities during the 40 weeks ended August 8, 1998 compared to $58.1 million in the same period last year. The increase in cash generated from operating activities during the 40 weeks ended August 8, 1998 was attributable to an increase in net income; an increase in depreciation and amortization; and a reduction in working capital attributed in part to the conversion of the former Omni stores to the Dominick's format. One of the Company's principal uses of cash in its operating activities is inventory purchases. However, supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities. Consistent with this pattern, the Company had a working capital deficit of $76.8 million at August 8, 1998.

       The Company used $121.9 million in investing activities for the 40 weeks ended August 8, 1998, which consisted principally of capital
   expenditures.   Capital expenditures were made for store remodels,
   new store openings and, to a lesser extent, expenditures for warehousing, distribution, and manufacturing facilities and equipment, including information technology systems. The Company financed a portion of its capital expenditures through capital leases of certain equipment, which amounted to $38.6 million during the 40 week period.

       The Company plans to make gross capital expenditures of approximately $142 million (or $77 million net of expected capital leases) in fiscal 1998. Such expenditures are expected to consist of approximately $67 million for the conversion of the Company's 17 Omni stores to the Dominick's format, $59 million related to other remodels and new stores, and $16 million for other purposes. Management expects that these capital expenditures will be financed primarily through cash flow from operations and capital leases. Certain environmental remediation costs (approximately $4 million to $6 million) are expected to be incurred over the next several years.

       The capital expenditure plans discussed above do not include potential acquisitions which the Company might make to expand within its existing market or contiguous markets. Any such future acquisitions might require the Company to seek additional debt or equity financing. On August 19, 1998, the Company announced that it had retained an investment banking firm to assist the Company in the evaluation of various strategic alternatives, including acquisitions, mergers or other business combinations or other transactions that would enhance shareholder value. This evaluation process is ongoing at the date of this report.

       On April 27, 1998, the Company's Board of Directors authorized the repurchase of up to one million shares of its common stock. Any such repurchases will be made on the open market from time to time at prevailing market prices. No repurchases were made during the quarter ended August 8, 1998.

       The Company is a holding company that has no material operations other than its ownership of the capital stock of Dominick's Finer Foods, Inc. ("Dominick's"). As a result, the Company is dependent upon distributions or advances from Dominick's to obtain cash to pay dividends or for other corporate purposes. The Company's and its subsidiaries' principal debt instruments generally restrict Dominick's from paying dividends or distributing cash to the Company, other than for certain limited purposes, including payments for taxes and for general administrative items (subject to limitations).

       The Company, in the ordinary course of its business, is party to various legal actions. One case currently pending alleges gender discrimination by Dominick's and seeks compensatory and punitive damages in an unspecified amount. In fiscal 1997, the plaintiffs' motion for class certification was granted by the court for the female subclass, but was denied for the national origin subclass.
   Due to the numerous legal and factual issues which must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concluded that it was in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial, and could have a material adverse effect on the Company. While no assurances can be given, the Company's current assessment of the underlying facts and circumstances and the other information available, is that the resolution of this litigation will not have a material adverse effect on the Company's overall liquidity. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact. See "Legal Proceedings."

       The Company is highly leveraged. Based upon current levels of profitability and anticipated cost savings and future growth, the Company believes that its cash flow from operations, available borrowings under the 1997 Credit Facility and its other sources of liquidity (including leases) will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years.

   Year 2000 Matters

       Certain of the Company's computer programs were written using two digits to define the applicable year, and certain of the Company's computer hardware was designed with similar constraints. Consequently, such programs and hardware may recognize a date using "00" as the year 1900 rather than the year 2000. The programs and hardware that are affected by these constraints include systems that are critical to the Company's day-to-day operations such as its warehouse operations, store delivery and sales reporting systems. If not corrected, these conditions could result in a system failure or miscalculations causing disruption to normal operations, including the temporary inability to electronically process transactions, receive invoices, make payments or engage in similar activities. In addition, many of the Company's vendors and service providers are also faced with technology and non-technology challenges related to the year 2000. Collectively these matters are referred to as the "Year 2000 Issue."

       In connection with the Company's Year 2000 Issue, the Company's management has assessed the Company's information systems, including its hardware and software systems and embedded systems contained in the Company's stores, distribution facilities and corporate headquarters. Based on the findings of this assessment, the Company has commenced an action plan (the "Action Plan") to upgrade or replace the Company's year 2000 non-compliant hardware or software and to assess the year 2000 readiness of the Company's vendors and service providers.
   In addition, the Company's management is currently formulating contingency plans (the "Contingency Plans"), which, in the event that the Company is unable to fully implement the Action Plan in a timely manner, or any of the Company's vendors or service providers fails to be year 2000 compliant, may be implemented to minimize the risks of interruptions of the Company's business.

       Based on its assessment to date of the year 2000 readiness of the Company's vendors, service providers and other third parties on which the Company relies for business operations, the Company believes that its principal vendors, service providers and other third parties are taking action for year 2000 compliance.
   However, the Company has limited ability to test and control such third parties' year 2000 readiness, and the Company cannot provide assurance that failure of such third parties to address the year 2000 issue will not cause an interruption of the Company's business.

       The Company has committed significant resources in connection with resolving its Year 2000 Issue. In addition to its existing internal information technology staff, certain third party consultants have been retained to implement the Action Plan. As of August 8, 1998, the Company believes that approximately 25% of its information systems are year 2000 compliant, approximately 30% will be replaced and approximately 45% will be upgraded pursuant to the Action Plan. The Company estimates that the total costs associated with implementing the Action Plan will be approximately $29.0 million, consisting of $4.5 million of system upgrades ($1.1 million of which has been incurred as of August 8, 1998) and system replacement costs of $24.5 million ($6.7 million of which has been incurred as of August 8,1998). The Company expenses the cost of system upgrades as incurred, and capitalizes the costs of system replacements. The Company anticipates that it will finance the cost of its Year 2000 Issue using its existing sources of liquidity described above.

       The Company expects the Action Plan to be fully implemented by October 1999. However, the Company's ability to timely execute its Action Plan may be adversely affected by a variety of factors, some of which are beyond the Company's control including turnover of key employees, availability and continuity of consultants and the potential for unforeseen implementation problems. Any of (i) the failure to implement the Action Plan in a timely manner, (ii) the failure by the Company's vendors, service providers or other third parties to be year 2000 compliant or (iii) the failure of the Contingency Plans to minimize the risk of interruptions of the Company's business could cause an interruption in the Company's business. Based on currently available information, and although no assurances can be given, the Company does not believe that any such interruptions are likely to have a material adverse effect on the Company's results of operation, liquidity or financial condition.

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

   Forward Looking Statements

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

       Due to the numerous legal and factual issues that must be resolved during the course of this litigation, the Company is unable to predict the ultimate outcome of this lawsuit. If Dominick's were held liable for the alleged discrimination (or otherwise concluded that it was in the Company's best interest to settle the matter), it could be required to pay monetary damages (or settlement payments) which, depending on the theory of recovery or the resolution of the plaintiffs' claims for compensatory and punitive damages, could be substantial and could have a material adverse effect on the Company. Based upon the current state of the proceedings, the Company's assessment of the underlying facts and circumstances and other information currently available, is that the resolution of this litigation will not have a material adverse effect on the Company's overall liquidity. However, no assurances can be given in this regard. As additional information is gathered and the litigation proceeds, the Company will continue to assess its potential impact.

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


   Dated:  September 22, 1998  DOMINICK'S SUPERMARKETS, INC.



                     /s/ Robert A. Mariano

                     Robert A. Mariano
                     President and Chief Executive Officer

                     /s/ Andrew A. Campbell

                     Andrew A. Campbell
                     Executive Vice President, Finance and
                     Administration, and
                     Chief Financial Officer